Form 10-Q
period 1996-06-30
SWEETHEART HOLDINGS INC \DE\
filed 1996-08-13
CIK 908141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
                                 June 30, 1996

      [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from__________to___________
                        Commission file number 33-64814

                           SWEETHEART HOLDINGS INC.*
             (Exact name of registrant as specified in its charter)

                Delaware                              06-1281287
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

 7575 South Kostner Avenue, Chicago IL                  60652
(Address of principal executive offices)              (Zip Code)
        Registrant's telephone number, including area code: 312/767-3300


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]


    The number of shares outstanding of the Registrant's common stock as of
                                August 12, 1996:
      Sweetheart Holdings Inc. Common Stock, $0.01 par value - 1,046,000 shares



* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.






                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Sweetheart Holdings Inc. and Subsidiaries
                     Consolidated Balance Sheets
                  (In thousands, except share data)
                                                      (Unaudited)
                                                        June 30,   September 30,
                                                          1996         1995
                                                      ------------ -------------
                        ASSETS
                        -------
CURRENT ASSETS
    Cash and cash equivalents                             $3,995       $8,001
    Restricted cash                                       18,458       15,966
    Receivables, less allowances of $2,517 and $2,524,
     respectively                                         95,590      102,286
    Inventories                                          183,467      172,059
    Deferred income taxes                                  3,165        3,165
                                                           -----        -----

         Total current assets                            304,675      301,477

    Property, plant and equipment                        507,481      478,159
    Less - Accumulated depreciation                       89,007       60,596
                                                          ------       ------
    Net property, plant and equipment                    418,474      417,563

    Other assets                                          19,928       22,866
                                                          ------       ------

         Total assets                                   $743,077     $741,906
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
        -------------------------------------
CURRENT LIABILITIES
    Accounts payable                                     $64,799      $65,213
    Accrued payroll and related costs                     44,107       43,155
    Other current liabilities                             40,397       36,649
    Current portion of long-term debt and bonds            3,141        2,509
                                                           -----        -----

         Total current liabilities                       152,444      147,526

    Long-term debt                                       373,988      366,581
    Long-term bonds                                        2,500        2,600
    Deferred income taxes                                 13,373       17,190
    Other liabilities                                     88,662       92,204

SHAREHOLDERS' EQUITY
    Common stock -- Par value $.01 per share;
     3,000,000 shares authorized; 1,046,000 shares
     issued and outstanding                              101,100      101,100
    Cumulative translation adjustment                       (378)        (141)
    Retained earnings                                     11,811       15,346
    Note receivable related to purchase of common
     stock                                                  (423)        (500)
                                                           -----        -----
         Total shareholders' equity                      112,110      115,805
                                                         -------      -------

         Total liabilities and shareholders' equity     $743,077     $741,906
                                                        ========     ========

     See accompanying notes to consolidated financial statements.

              Sweetheart Holdings Inc. and Subsidiaries
                Consolidated Statements of Operations
                             (Unaudited)
                            (In Thousands)



                               For the quarter ended   For the nine months ended
                                     June 30,                  June 30,
                             ------------------------- -------------------------
                                 1996         1995         1996         1995
                             ------------ ------------ ------------ ------------
Net sales                       $246,063     $253,516    $657,152     $666,214

Cost of sales                    204,617      214,714     579,525      581,022
                                 -------      -------     -------      -------
  Gross income                    41,446       38,802      77,627       85,192

Selling, general and
 administrative                   19,206       18,475      55,636       56,830
                                  ------       ------      ------       ------
  Operating income                22,240       20,327      21,991       28,362

Interest expense                   9,880        9,830      29,138       29,122

Other income, net                    380          426       1,254        1,458
                                     ---          ---       -----        -----

    Income (loss) before
     income tax expense
     (benefit)                    12,740       10,923      (5,893)         698

Income tax expense (benefit)       5,098        4,369      (2,358)         277
                                   -----        -----     -------          ---

     Net income (loss)            $7,642       $6,554     $(3,535)        $421
                                  ======       ======     =======         ====

     See accompanying notes to consolidated financial statements.


              Sweetheart Holdings Inc. and Subsidiaries
                Consolidated Statements of Cash Flows
                             (Unaudited)
                            (In Thousands)

                                                       For the nine months ended
                                                               June 30,
                                                       -------------------------
                                                           1996         1995
                                                       ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss) income                                $(3,535)        $421
         Depreciation and amortization                     31,745       27,821
         Deferred income tax benefit                       (2,890)        (313)
         Decrease (increase) in receivables                 6,696      (13,011)
         Increase in inventories                          (11,408)        (421)
         (Decrease) increase in accounts payable             (414)       9,312
         Other, net                                           832        3,630
                                                              ---        -----

       Net cash provided by operating activities          $21,026      $27,439

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment      $(30,897)    $(37,188)
         Proceeds from sale of property, plant and
          equipment                                           202          128
                                                              ---          ---

       Net cash used in investing activities             $(30,695)    $(37,060)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds of debt                                $132,299     $101,882
         Repayment of debt                               (124,221)    (100,039)
         (Increase) decrease in restricted cash            (2,492)       1,517
         Payment received on common stock note
          receivable                                           77            -
                                                              ---          ---
       Net cash provided by financing activities           $5,663       $3,360

NET DECREASE IN CASH AND CASH EQUIVALENTS                 $(4,006)     $(6,261)
                                                         --------     --------
CASH AND CASH EQUIVALENTS, beginning of period             $8,001      $12,231
                                                           ------      -------
CASH AND CASH EQUIVALENTS, end of period                   $3,995       $5,970
                                                           ======       ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                    $19,425      $19,389
                                                          =======      =======
         Income taxes paid                                 $2,146         $942
                                                           ======         ====

     See accompanying notes to consolidated financial statements.


                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule 10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and subsidiaries' (the "Company") financial position as of June 30, 1996 and the results of operations and cash flows for the nine months ended June 30, 1996 have been included. Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996.


(2)  RESTRICTED CASH

          The cash balances of Sweetheart Receivables Corporation are restricted from transfer to other entities within the Company. The balance of restricted cash was $18.5 million at June 30, 1996 and $16.0 million at September 30, 1995.


(3)  INVENTORIES

      The components of inventories were as follows (in thousands):


                                      June 30,         September 30,
                                        1996               1995
                                    -------------      -------------

Raw materials and supplies             $73,533            $67,452
Finished goods and partly-finished
 products                              109,934            104,607
                                       -------            -------
                                      $183,467            $172,05
                                      ========            =======



(4)  SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

          Sweetheart Holdings Inc. is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of Sweetheart Holdings Inc. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands):



                          (Unaudited)        September
                         June 30, 1996        30,1995
                        ----------------  ----------------
Current assets             $556,846          $557,248
Noncurrent assets           171,997           173,051
Current liabilities         127,910           122,259
Noncurrent liabilities      518,522           529,171



                      (Unaudited)                      (Unaudited)
            For the quarter ended June 30,  For the nine months ended June 30,
            ------------------------------- ----------------------------------
                 1996            1995             1996             1995
            --------------- --------------- ---------------  ---------------
Net sales       $246,063        $253,516         $657,152        $666,214
Gross income      44,253          28,721           67,658          54,861
Net income
 (loss)           13,641           5,323            3,780          (3,406)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company operates in two principal business lines: Foodservice and Food Packaging. Foodservice products include disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and ice cream cones. These products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. Food Packaging products include paper and plastic containers for the dairy and food processing industries. Food Packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants. Through Lily Canada, the Company manufactures and markets its products in Canada to national accounts and distributors.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 (UNAUDITED)

     Net sales decreased to $246.1 million for the three months ended June 30, 1996 from $253.5 million for the same period in 1995, a decrease of $7.4 million or 2.9%. The decrease in net sales reflects a flat domestic sales volume coupled with a 2.7% decrease in domestic sales price. Foodservice sales volume decreased 0.2% while Food Packaging sales volume increased 1.3%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Foodservice volume is primarily attributable to decreases in the distributor and club store market segments offset by higher national account volume. Foodservice and Food Packaging selling prices decreased 2.5% and 4.1%, respectively. Canadian sales increased 1.3% from the same period in 1995.

          Cost of sales decreased to $204.6 million for the three months ended June 30, 1996 from $214.7 million for the same period in 1995, a decrease of $10.1 million or 4.7%. As a percentage of net sales, cost of sales decreased to 83.1% for the three months ended June 30, 1996 from 84.7% for the same period in 1995. The decrease in cost of sales as a percentage of net sales was due primarily to lower than anticipated unit sales volume which resulted in increased inventory levels and caused more overhead costs to be absorbed into inventory. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs materially from the change in the prior year period.

          Gross income increased to $41.5 million for the three months ended June 30, 1996 from $38.8 million for the same period in 1995, an increase of $2.7 million or 7.0%, due to the reasons described above.

          Selling, general and administrative expenses increased to $19.2 million for the three months ended June 30, 1996 from $18.5 million for the same period in 1995, an increase of $0.7 million or 3.8%. As a percentage of net sales, selling, general and administrative expenses increased to 7.8% for the three months ended June 30, 1996 from 7.3% for the same period in 1995. This increase is primarily due to the depreciation of capitalizable implementation fees, hardware costs, and system/application costs associated with the Company's redesign of its management information systems, specifically those related to customer service and warehouse management.

          Operating income increased to $22.3 million for the three months ended June 30, 1996 from $20.3 million for the same period in 1995, an increase of $2.0 million due to the reasons described above.

          Interest expense increased to $9.9 million for the three months ended June 30, 1996 from $9.8 million for the same period in 1995, an increase of $0.1 million or 1.0%.

          Income tax expense increased to $5.1 million for the three months ended June 30, 1996 from $4.4 million for the same period in 1995. The tax rate for the 1996 and 1995 periods was 40% of pre-tax income.

          Net income increased to $7.6 million for the three months ended June 30, 1996 from $6.6 million for the same period in 1995, an increase of $1.0 million, due to the reasons described above.


NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995 (UNAUDITED)

          Net sales decreased to $657.1 million for the nine months ended June 30, 1996 from $666.2 million for the same period in 1995, a decrease of $9.1 million or 1.4%. The decrease in net sales reflects a 2.6% decrease in domestic sales volume offset by a 1.4% increase in domestic sales price. Foodservice sales volume decreased 2.8% while Food Packaging sales volume decreased 1.2%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Foodservice volume is primarily attributable to decreases in the distributor and clubstore market segments offset by higher national account volume. The decrease in Food Packaging sales volume is primarily due to a decrease in the cultured products market segment.
Foodservice selling prices increased 1.8% and Food Packaging selling prices decreased 0.7%. Canadian sales increased 6.8% from the same period in 1995.

          Cost of sales decreased to $579.5 million for the nine months ended June 30, 1996 from $581.0 million for the same period in 1995, a decrease of $1.5 million or 0.3%. As a percentage of net sales, cost of sales increased to 88.2% for the nine months ended June 30, 1996 from 87.2% for the same period in 1995. The increase in cost of sales as a percent of net sales reflects unfavorable shifts in both product and customer sales mix experienced primarily during the three months ended December 31, 1995.

          Gross income decreased to $77.6 million for the nine months ended June 30, 1996 from $85.2 million for the same period of 1995, a decrease of $7.6 million or 8.9%, due to the reasons described above.

          Selling, general and administrative expenses decreased to $55.6 million for the nine months ended June 30, 1996 from $56.8 million for the same period in 1995, a decrease of $1.2 million or 2.1%. As a percentage of net sales, selling, general and administrative expenses remained constant at 8.5% for the nine months ended June 30, 1996 and 1995.

          Operating income decreased to $22.0 million for the nine months ended June 30, 1996 from $28.4 million for the same period in 1995, a decrease of $6.4 million due to the reasons described above.

          Interest expense remained constant at $29.1 million for the nine months ended June 30, 1996 and 1995.

          Income tax benefit was $2.4 million for the nine months ended June 30, 1996 compared to income tax expense of $0.3 million for the same period in 1995. An effective tax rate of 40% was maintained for both periods.

          Net loss was $3.5 million for the nine months ended June 30, 1996 compared to net income of $0.4 million for the same period in 1995, a change of $3.9 million, due to the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's business is highly seasonal with the majority of its net cash inflows realized in the second and third quarters of the calendar year.
The Company builds inventory throughout year to satisfy the high seasonal demands of the summer months when away-from-home consumption increases. As a result, the Company requires access to working capital lines to meet its production requirements during periods of reduced cash flow.

          For the nine months ended June 30, 1996, a $2.5 million increase in restricted cash, $30.7 million of net capital additions, the payment of $0.1 million for industrial revenue bond principal, and $1.4 million of Canadian term loan reductions were funded through $21.0 million of cash provided by operations, a $4.0 million decrease in cash balances, $7.6 million of domestic revolving loan facility borrowings, and $2.1 million of Canadian operating facility borrowings. At June 30, 1996, the Company had approximately $58.5 million of combined availability under its domestic revolving loan and Canadian operating facilities. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the nine months ended June 30, 1996 was $27.1 million, while the average balance outstanding totaled approximately $12.5 million.

          For the nine months ended June 30, 1995, $37.1 million of net capital additions, the payment of $0.1 million for industrial revenue bond principal, and $1.4 million of Canadian term loan reductions were funded through $27.4 million of cash provided by operations, a $6.3 million decrease in cash balances, a $1.5 million decrease in restricted cash and $3.4 million of Canadian operating facility borrowings. At June 30, 1995, the Company had approximately $66.0 million of combined availability under its domestic revolving loan and Canadian operating facilities. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the nine months ended June 30, 1995 was $18.1 million, while the average balance outstanding totaled approximately $8.3 million.

          The Company's principal uses of cash for the next several years will be working capital requirements, capital expenditures and debt service requirements. Management expects that annual capital expenditures will remain at or near historical levels during the next few years as the Company continues to pursue new product development and cost reduction opportunities. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities.

          Management believes that cash generated by operations and funds available for working capital borrowings under the domestic revolving loan facility and the Canadian operating facility will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

NET OPERATING LOSS CARRYFORWARDS

          As of September 30, 1995, the Company had approximately $130 million of net operating loss ("NOL") carryforwards for federal income tax purposes. Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized, which could adversely affect the Company's ability to satisfy its obligations as they become due. The Company has reserved a portion of the tax benefit of its NOL carryforwards for financial statement purposes. The Company believes that future taxable income will be attainable due primarily to management's commitment to cost reduction strategies (as indicated by the Company's intent to continue significant capital spending for cost reduction opportunities) and significantly reduced interest expense due to the Company's new capital and debt structure.

EFFECT OF INFLATION

          Inflation may increase the Company's costs, including the cost of borrowing and raw materials. Depending upon business conditions, the Company attempts to increase the sales price of its products to mitigate the effect of such potential increases. There can be no assurance that the Company will be successful in increasing the prices of its products to offset all, or any portion, of any cost increases.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective May 1, 1996, the Board of Directors accepted the resignations of Michael H. Beaumont and Gottfried P. Tittiger as Directors, and elected Peter W. C. Mather to the Board of Directors.

         The Board of Directors accepted the resignation of Roger A. Cregg as Vice President and Chief Financial Officer effective May 6, 1996, and elected Lawrence W. Ward, Jr. as Vice President and Chief Financial Officer effective June 10, 1996.

ITEM 5.  OTHER INFORMATION

        Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

               27   Financial Data Schedule

       (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the three month period ended June 30, 1996.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                    SWEETHEART HOLDINGS INC.
                                    (registrant)

Date:    August 12, 1996            By:  /s/ LAWRENCE W. WARD, JR.
                                         -------------------------
                                        Lawrence W. Ward, Jr.
                                        Vice President and Chief Financial
                                        Officer (Principal Financial Officer and
                                        Principal Accounting Officer)