Form 10-K405
period 1996-09-30
SWEETHEART HOLDINGS INC \DE\
filed 1996-12-20
CIK 908141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
              x     Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee required)
                  For the fiscal year ended September 30, 1996
         o     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No fee required)
                   for the transition period from         to
                                                  -------    -------
                        Commission file number 33-64814
                           SWEETHEART HOLDINGS INC.*
             (Exact name of registrant as specified in its charter)

                Delaware                               06-1281287
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

 10100 Reisterstown Road, Owings Mills,                  21117
                Maryland                               (Zip Code)
(Address of principal executive office)

        Registrant's telephone number, including area code: 410/363-1111 Securities of the Registrant registered pursuant to Section 12(b) of the Act:
                                      None
 Securities of the Registrant registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X          No
                                               ----            -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 20, 1996: Not Applicable. There is no market for the Common Stock of the Registrant.

The number of shares outstanding of the Registrant's common stock as of December
                                   20, 1996:
   Sweetheart Holdings Inc. Common Stock, $0.01 par value - 1,046,000 shares


* The Registrant is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.






                                     PART I
ITEM 1. BUSINESS


GENERAL

     Sweetheart Holdings Inc., together with its wholly owned subsidiary Sweetheart Cup Company Inc. (collectively with Sweetheart Holdings Inc. and its other subsidiaries, the "Company"), is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In the year ended September 30, 1996, the Company had net sales of $903.3 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery, and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart, Lily, Trophy, Jazz and Preference for cups and plates and Silent Service, Centerpiece, Guildware, and Simple Elegance for foam dinnerware and plastic cutlery. The Company believes it is the largest North American manufacturer of ice cream cones, which are marketed under the Eat-It-All and American Dream Cone brand names. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants.

     The Company's business is the successor to the businesses of Maryland Cup Corporation ("Maryland Cup"), which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc. ("Lily-Tulip"), which began operations in the early 1900s and was a major cup producer and manufacturer of food and dairy packaging. Fort Howard Corporation ("Fort Howard") acquired Maryland Cup in 1983 and Lily-Tulip in 1986. Sweetheart Holdings Inc. was incorporated as a separate company in 1989 on behalf of Morgan Stanley Group Inc. ("MSG"), Fort Howard and other investors, including management, in connection with Sweetheart Holdings Inc.'s acquisition in 1989 of all of the U.S. and Canadian disposable foodservice and food packaging operations of Fort Howard, including the operations of Maryland Cup and Lily-Tulip (the "Fort Howard acquisition"). The Company's Canadian operations are conducted through Lily Cups, Inc. ("Lily Canada"). On August 30, 1993, a group of investors (the "Investors") including American Industrial Partners Capital Fund, L.P. ("AIP") acquired Sweetheart Holdings Inc. (the "Acquisition").


FOODSERVICE AND FOOD PACKAGING PRODUCTS

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

     Foodservice Products. The Company's foodservice business consists of three end-use categories: beverage service, tabletop service and carryout service. Foodservice is the Company's largest product group, accounting for approximately 82% of gross sales during the year ended September 30, 1996. Management believes the Company is the largest manufacturer of foodservice products in terms of sales.

     Beverage service products, which consist of paper and plastic cups, lids and straws, represent the largest segment of the Company's United States operations. The largest single product type within this category is cups, which are offered in varying sizes (3 to 64 ounces) and for both hot and cold beverages. Brand names of the Company's principal beverage service products include Sweetheart, Lily, Trophy, Preference, Jazz, Gallery, Clarity and Lumina.

     Tabletop service products include paper and plastic plates, bowls, portion cups and cutlery. These products are sold primarily to fast-food and mid-scale restaurants, health care institutions, airlines and educational and institutional foodservices. The Company's tabletop products include its Silent Service, Centerpiece, Basix, Guildware and Simple Elegance brands of foam dinnerware and plastic cutlery.

     The Company's carry-out service products consist of paper and plastic tubs, containers and hinged plastic containers. The Company is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods.

     The Company believes it is the largest producer in North America of ice cream cones, which are marketed under the Eat-It-All and American Dream Cone brand names. The Company produces ice cream cones in its bakery facilities and offers several varieties of ice cream cones, including cake cones, sugar roll cones and waffle cones, to national chains and wholesale distributors for its foodservice business.

     Foodservice Customers. Foodservice products are sold directly to large national accounts, such as fast-food chains and catering services, which represented approximately 53% of foodservice sales for the year ended September 30, 1996. Foodservice products are also sold through distributors to other end-users, such as independent restaurants, school systems and hospitals. The Company's national accounts include ARAMARK, McDonald's, Taco Bell and Wendy's, and its major distributor accounts include Alliant, ComSource, Network and Sysco.

     Food Packaging Products. The Company's food packaging operations sell paper and plastic containers and lids for ice cream, frozen novelty products, cultured foods (including sour cream, yogurt, cottage cheese and snack dip) and plastic containers for single-serving chilled juice products. Other products include the Company's Flex-E-Form straight-wall paper manufacturing technology and Flex-Guard, a spiral wound tamper-evident lid. Sales of food packaging products accounted for approximately 12% of the Company's gross sales during the year ended September 30, 1996. Management believes the Company is the second largest supplier (in terms of sales) of containers to the frozen dessert and cultured dairy products segments of the food packaging industry.

     To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in Company containers at their plants. The Company's filling and lidding equipment is leased to customers under the trade names Auto-Pak, Flex-E-Fill and Food-Pak. This equipment is manufactured in the Company's machine shop and assembly plant located in Owings Mills, Maryland. Types of products packaged in the Company's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt, squeeze-up desserts and ice cream sandwiches.

     Food Packaging Customers. Food packaging containers and filling machines are marketed directly to national and regional dairies and food companies. Major customers of the Company's food packaging products include Ben & Jerry's Ice Cream, Blue Bell, Borden and Prairie Farms.

     Canadian Operations. The Company operates in Canada through Lily Canada, which has been manufacturing and marketing foodservice disposables since 1947. Lily Canada is one of the largest providers of foodservice disposable products in the Canadian market, primarily as a consequence of its large portfolio of national account customers. Sales by Lily Canada during the year ended September 30, 1996 constituted approximately 6% of the Company's gross sales.

MARKETING AND SALES

     The Company's marketing efforts are directed to maintaining firsthand knowledge of customer needs and to structuring the Company's manufacturing and sales efforts to provide superior products and services tailored to those needs. The Company's sales force allows it to service a large distributor and broker network that permits even small accounts to receive appropriate coverage. Distribution facilities are maintained in close proximity to most major markets.

     The Company's sales effort is divided into separate foodservice and food packaging sales forces. The foodservice sales force targets the disposable foodservice product market and is organized into distribution and national account sales forces. The distribution sales force focuses on distributors and smaller end users such as independent restaurants, schools and hospitals. The national account sales force focuses on national foodservice accounts and major bottlers, concessionaires, health care and contract food providers. The food packaging sales force focuses on national and regional food processors.


PRODUCTION

     The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week at 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week at 24 hours per day. Because of customer demands, the Company's plant utilization is substantially higher during late spring and summer than during fall and winter.

RAW MATERIALS

     Raw materials are critical components of the Company's cost structure. Principal raw materials for the Company's paper operations include solid bleached sulfate paperboard obtained directly from major domestic manufacturers, along with wax, adhesives, coating and inks. Paperboard is purchased in "jumbo" rolls and then printed and converted into smaller rolls or blanks for processing into final products. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene, high density polyethylene and polyethylene terphalate glycol modified) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, cutlery, meal service products, straws and containers. The Company manufactures foam products by extruding sheets of plastic foam material that are converted into cups and plates. Principal raw materials for the bakery operations include flour, sugar and shortening.

     The Company purchases a substantial portion of its requirements for paperboard and resin from several suppliers. The Company has a number of potential suppliers for substantially all of its raw materials and believes that current sources of supply for its raw materials are adequate to meet its requirements.


COMPETITION

     All of the markets in which the Company sells its products are extremely competitive. Because of the low barriers to entry for new competitors, the level of competition has been and may continue to be intense as new entrants attempt to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers, some of whom have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented and includes competitors that compete across the full line of the Company's products, as well as those that compete against a limited number of the Company's products.

     A few of the Company's competitors are vertically integrated into raw materials. As a result, those competitors may be less sensitive than the Company to shifts in raw material pricing.

     The Company believes customers principally evaluate product quality, service, price and graphics capability when considering purchasing products from the Company.


CUSTOMERS

     The Company markets its products primarily to customers in the United States and Canada. During the year ended September 30, 1996, sales to the Company's 10 largest customers accounted for approximately 45.8% of the Company's revenues with one customer, McDonald's, accounting for 13.6% of net sales. The Company has strong relationships with its major national accounts which have been developed over many years.

TECHNOLOGY AND RESEARCH

     The Company maintains facilities for the development of new products and product line extensions in Owings Mills, Maryland. The Company maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products and processes and technical assistance in adhering to environmental rules and regulations. The Company is continually striving to expand its proprietary manufacturing technology, further automate its manufacturing operations, and develop improved manufacturing processes and product designs.


ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state, foreign and local environmental laws and regulations. Although the Company believes it is in substantial compliance with such laws and regulations, the Company may from time to time not be in full compliance, and is from time to time involved in administrative and judicial proceedings and inquiries relating to environmental matters. The Company has expended, and expects in the future to expend, funds for compliance with those laws and regulations and penalties for noncompliance.

     The Company is awaiting final approval from the Santa Ana Regional Water Quality Control Board (the "Control Board") regarding the clean-up of contaminated soil at its plant in Riverside, California, which has been completed. Since all of the Control Board's requirements have been met, the Company believes it will receive such approval in due course.

     The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require the Company to upgrade or retrofit or air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. The upgrade of existing systems would cost approximately $5 million. Approximately $1 million has been spent on upgrading systems in the last five years, exclusive of costs of $2.4 million to convert to a new foam blowing agent in 1993. The Company anticipates that future levels of expenditures for environmental matters (exclusive of costs relating to the blowing agent conversion and the retrofitting of air conditioning and chilling systems described above) will be comparable; however, there can be no assurance that expenditures will not be higher.

     Some of the Company's facilities contain asbestos. Although there is no current legal requirement to remove such asbestos, the Company has an ongoing monitoring and maintenance program to maintain and/or remove such asbestos as appropriate to prevent the release of friable asbestos. The Company does not believe the costs associated with such program will be material to its business or financial condition.


EMPLOYEES AND EMPLOYEE RELATIONS

     At September 30, 1996, the Company employed approximately 8,300 persons, with approximately 95% of those employees located at facilities in the United States. Approximately 1,300 of the Company's United States hourly employees are represented by a union. All hourly employees located in Canada are represented by a union. The Company believes its relationship with its employees is good.


ITEM 2. PROPERTIES

      The Company has 14 manufacturing facilities in the United States and two in Canada. The Company owns or leases manufacturing and warehouse facilities at the locations shown in the following table:

                                         Type of                Size
                                        Facility    Owned/  (Approximate
               Location                    (1)      Leased  square feet)
               ---------                --------   --------  ----------

Atlanta, Georgia......................   M/W(2)       O      106,000

Augusta, Georgia (2 facilities).......   M/W          O      339,000
                                         W(3)         L      204,000

Clackamas, Oregon.....................   W(4)         L      100,000

Conyers, Georgia......................   M/W          O      905,000

Chicago, Illinois (3 facilities) .....   M/W          O      902,000
                                         M(2)         O      120,000
                                         W            L      587,000

Dallas, Texas (2 facilities) .........   M/W          O     1,316,000
                                         M(2)         O       59,000

Manchester, New Hampshire.............   M/W          O      160,000

North Las Vegas, Nevada (2 facilities)   M/W          L      113,000
                                         W            L       12,250

Ontario, California...................   W            L      249,000

Owings Mills, Maryland (3 facilities).   M/W(5)       O     1,533,000
                                         W            O      267,000
                                         W            O      406,000

Riverside, California.................   M/W          O      164,000

Somerville, Massachusetts.............   M/W          O      193,000

Sparks, Nevada........................   M/W(6)       L      375,000

Springfield, Missouri (2 facilities)..   M/W          O      925,000
                                         W            L      415,000

Wilmington, Massachusetts.............   W            O      400,000

Scarborough, Ontario (2 facilities)...   M/W          O      185,000
                                         M/W          O      207,000

--------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2) Facility is a bakery.
(3) Facility is closed. The Company is currently subleasing 50% of the property in a short-term lease and is actively seeking to sublet the remaining space through the lease termination date, March 31, 2008.
(4) Facility is closed and will be returned to the lessor at or prior to the lease termination date, August 30, 1997.
(5) Facility includes a bakery.
(6) Facility will be closed and returned to the lessor at or prior to the lease termination date, February 28, 1997.


          ITEM 3. LEGAL PROCEEDINGS

      Aldridge. An action entitled Allan C. Aldridge, et al. v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, is currently pending against The Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Sweetheart Cup Company Inc. in the United States District Court for the Southern District of Georgia. See Note 16 of the Notes to Consolidated Financial Statements under Item 8.

      Other. The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Each of the current Board members were reelected for 1997 at the December 10, 1996 meeting.

        The Board of Directors accepted the resignation of Lawrence W. Ward, Jr. as Vice President and Chief Financial Officer effective November 15, 1996, and named Roger A. Lindahl as principal financial officer and principal accounting officer.


                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED   STOCKHOLDER MATTERS

      Sweetheart Cup Company Inc. is a wholly-owned subsidiary of Sweetheart Holdings Inc. Sweetheart Holdings Inc. is a privately-held corporation. No equity securities of Sweetheart Holdings Inc. or Sweetheart Cup
Company Inc. are publicly traded or registered under the Securities Exchange Act of 1934.


ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      Set forth below are selected historical consolidated and combined financial and other data of the Company at the dates and for the periods shown.

      The selected historical consolidated financial data at September 30, 1996 and 1995, and for the years ended September 30, 1996, 1995 and 1994 are derived from the historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Arthur Andersen LLP, independent public accountants, and have been included elsewhere herein. See
Item 8. The selected consolidated and combined historical financial data at September 30, 1993, August 29, 1993 and December 31, 1992 and for the periods from August 30, 1993 to September 30, 1993 and from January 1, 1993 to August 29, 1993 and for the year ended December 31, 1992 have been derived from the historical audited consolidated financial statements for such periods.

                                                                Period from  Period from
                                                               August 30,to  January 1, to  Year ended
                              Year ended September 30,         September 30,  August 29,   December 31,
(Dollars in thousands)   1996         1995           1994          1993          1993          1992
                      (Successor)  (Successor)   (Successor)   (Successor)  (Predecessor) (Predecessor)
                      ----------   ----------    -----------   -----------   ------------  ------------
Operating Data:
Net sales               $903,308     $931,792      $845,510       $77,085     $557,473       $838,443
Cost of sales            777,130      810,410       718,067        66,903      484,413        732,111
                         -------      -------       -------       -------      -------        -------
Gross income             126,178      121,382       127,443        10,182       73,060        106,332
Selling, general and
administrative            75,251       75,893        75,208         6,396       50,191         76,817
                         -------      -------       -------       -------      -------        -------
Operating income          50,927       45,489        52,235         3,786       22,869         29,515
Interest expense and
other related finance
charges                   38,832       38,655        37,460         3,327       43,981         64,624
Other (expense)
 income , net             (2,572)       2,889         1,041          (126)         362          1,560
                         -------      -------       -------       -------      -------        -------
Income (loss) before
taxes                      9,523        9,723        15,816           333      (20,750)       (33,549)
Income tax (expense)
benefit                   (3,809)      (3,903)       (6,462)         (161)       6,641         12,733
                         -------      -------       -------       -------      -------        -------
Net income (loss)          5,714        5,820         9,354           172      (14,109)       (20,816)
Accrued dividends on
Class B Common Stock           -            -             -             -        4,200          6,300
                         -------      -------       -------       -------      -------        -------
Net income (loss)
applicable to common
shareholders              $5,714       $5,820        $9,354          $172     $(18,309)      $(27,116)
                         =======      =======       =======       =======     ========       ========
Dividends per share            -            -             -             -            -              -

Balance Sheet Data (at
end of period):
 Fixed assets           $427,833     $417,563      $400,176      $393,918     $450,362       $465,150
 Total assets            762,610      741,906       728,442       692,772      753,531        734,433
 Total long-term debt    381,879      366,581       366,049       350,232      583,501        561,111
 Shareholders' equity
(deficit)                121,415      115,805       109,955       100,548     (121,883)      (105,830)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     Sweetheart Cup Company Inc. was formed as the result of the acquisition by Fort Howard of Maryland Cup in 1983 and Lily-Tulip in 1986. Sweetheart Holdings Inc. was incorporated as a separate company in 1989 on behalf of Fort Howard, MSG and other investors, including management, to acquire all of the U.S. and Canadian disposable foodservice and food packaging operations of Fort Howard. As a result of the increase in leverage arising from the 1989 acquisition from Fort Howard and the increased operating costs relating to the establishment of Sweetheart Holdings Inc. as an independent business, the Company faced substantial capital constraints, which reduced the Company's manufacturing and operating efficiencies.

     On August 30, 1993, the Investors acquired Sweetheart Holdings Inc. In connection with the Acquisition, Sweetheart Cup Company Inc. (i) issued $190,000,000 aggregate principal amount of 9 5/8% Senior Secured Notes due 2000 (the "Senior Secured Notes") and $110,000,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes"), (ii) incurred borrowings under a Credit Agreement dated as of August 30, 1993, among Sweetheart Cup Company Inc., Sweetheart Holdings Inc., various banks and Bankers Trust Company, as agent (the "Credit Agreement"), (iii) repaid existing indebtedness of Sweetheart Holdings Inc. and Sweetheart Cup Company
Inc., and (iv) issued equity securities of Sweetheart Holdings Inc. to the Investors. Pursuant to the Acquisition, the Company's outstanding indebtedness and interest expense was substantially reduced, giving the Company greater financial flexibility to pursue its operating strategy.

     The Company operates in two principal business lines: Foodservice and Food Packaging. Foodservice products include disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and ice cream cones. These products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. During fiscal year 1995, the Company terminated its sales of products to individuals through supermarkets and other retailers. The elimination of this sales channel had no adverse effect on the Company's results of operations. Food Packaging products include paper and plastic containers for the dairy and food processing industries. Food Packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants.


YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

     Net sales decreased to $903.3 million for the year ended September 30, 1996 from $931.8 million for the same period in 1995, a decrease of $28.5 million or 3.1%. The decrease in net sales reflects a 1.7% decrease in domestic sales volume and a 1.0% decrease in domestic sales price. Foodservice selling prices decreased 1.2% while Food Packaging selling prices decreased .5%. Foodservice sales volume decreased 1.4 % while Food Packaging sales volume decreased 3.9%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Foodservice sales volume is primarily attributable to decreases in the distributor and clubstore market segments offset by higher national account volume. The decrease in Food Packaging sales volume is primarily due to the withdrawal of the Company's Contour-
Pak line from the food packaging market and a decrease in the cultured products and frozen novelty market segments. Canadian sales increased 2.5% from the prior year.

     Cost of sales decreased to $ 777.1 million for the year ended September 30, 1996 from $810.4 million for the same period in 1995, a decrease of $33.3 million or 4.1%. As a percentage of net sales, cost of sales decreased to 86.0% for the year ended September 30, 1996 from 87.0% for the same period in 1995. The decrease in cost of sales as a percentage of net sales was due primarily to significant changes between the periods in overhead costs absorbed into inventory. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be affected when a change in inventory levels during a period differs from the change in the prior year period. Finished goods inventory levels increased to $137.7 million at September 30, 1996 from $104.6 million at September 30, 1995, which resulted in a favorable impact on cost of sales of $10.6 million relating to the absorption of fixed overhead costs. Additionally, the Company realized a 10.4% decrease in material costs from the prior year, offset by an unfavorable shift in product mix.

     Gross income increased to $126.2 million for the year ended September 30, 1996 from $121.4 million for the same period in 1995, an increase of $4.8 million or 4.0%, due to the reasons described above.

     Selling, general and administrative expenses decreased to $75.3 million for the year ended September 30, 1996 from $75.9 million for the same period in 1995, a decrease of $.6 million or .8%. As a percentage of net sales, selling, general and administrative expenses increased to 8.3% for the year ended September 30, 1996 from 8.1% for the same period in 1995.

     Operating income increased to $50.9 million for the year ended September 30, 1996 from $45.5 million for the same period in 1995, an increase of $5.4 million or 11.9%, due to the reasons described above.

     Interest expense increased to $38.8 million for the year ended September 30, 1996 from $38.7 million for the same period in 1995, an increase of $.1 million or .5%, due primarily to higher average usage of short-term borrowings.

     Other income (expense) decreased to $2.6 million of expense for the year ended September 30, 1996 from $2.9 million of income for the same period in 1995, a decrease of $5.5 million. This decrease was due primarily to one-time expenses relating to the investigation of the Company's strategic alternatives.

     Income tax expense decreased to $3.8 million for the year ended September 30, 1996 from $3.9 million for the same period in 1995, a decrease of $.1 million or 2.6%. The effective tax rate for the year ended September 30, 1996 was 40.0% compared to 40.1% for the same period in 1995.

     Net income decreased to $5.7 million for the year ended September 30, 1996 from $5.8 million for the same period in 1995, a decrease of $.1 million or 1.7%, due to the reasons described above.


YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

     Net sales increased to $931.8 million for the year ended September 30, 1995 from $845.5 million for the same period in 1994, an increase of $86.3 million or 10.2%. The increase in net sales reflects an 8.5% increase in domestic sales price and a 0.7% increase in domestic sales volume. Foodservice and Food Packaging selling prices increased 9.3% and 4.2%, respectively, due primarily to the need to recover increased material costs. Foodservice sales volume increased 2.1% while Food Packaging sales volume decreased 6.9%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The increase in Foodservice sales volume is primarily attributable to an increase in national accounts partially offset by decreases in the distributor and club store market segments. The decrease in Food Packaging sales volume is primarily due to the withdrawal of the Company's Contour-Pak line from the food packaging market and a decrease in the cultured products and frozen novelty market segments. Canadian sales increased 19.4% from the prior year reflecting an 11.3% increase in sales volume and an 8.1% increase in sales price.

     Cost of sales increased to $810.4 million for the year ended September 30, 1995 from $718.1 million for the same period in 1994, an increase of $92.3 million or 12.9%. As a percentage of net sales, cost of sales increased to 87.0% for the year ended September 30, 1995 from 84.9% for the same period in 1994. The increase in cost of sales as a percentage of net sales was due primarily to significant changes between the periods in overhead costs absorbed into inventory. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs materially from the change in the prior year period. During the year ended September 30, 1995, the Company focused intensely on lowering its working capital requirements via the reduction of inventories at both the finished goods and work-in-process levels through changes in certain of its manufacturing operating processes. Consequently, finished goods and work-in-process inventory levels fell to a combined $104.6 million at September 30, 1995 from approximately $130.1 million at September 30, 1994, a $25.5 million, or 19.6%, reduction. Considering sales volume and overhead expenditure levels were relatively similar for the two periods in comparison, the reduction in inventory levels discussed above resulted in an increase in overhead costs relieved from inventory which unfavorably impacted 1995 gross income by $10.6 million. Additionally, the Company recovered 109.8% of its increased material costs in dollars through higher sales prices during 1995, slightly behind the 115.1% recovery rate needed to preserve its cost of sales as a percentage of net sales between periods.

     Gross income decreased to $121.4 million for the year ended September 30, 1995 from $127.4 million for the same period in 1994, a decrease of $6.0 million or 4.7%, due to the reasons described above.

     Selling, general and administrative expenses increased to $75.9 million for the year ended September 30, 1995 from $75.2 million for the same period in 1994, an increase of $0.7 million or 0.9%. As a percentage of net sales, selling, general and administrative expenses decreased to 8.1% for the year ended September 30, 1995 from 8.9% for the same period in 1994.

     Operating income decreased to $45.5 million for the year ended September 30, 1995 from $52.2 million for the same period in 1994, a decrease of $6.7 million or 12.8%, due to the reasons described above.

     Interest expense increased to $38.7 million for the year ended September 30, 1995 from $37.5 million for the same period in 1994, an increase of $1.2 million or 3.2%, due primarily to higher interest rates on short-term borrowings.

     Income tax expense decreased to $3.9 million for the year ended September 30, 1995 from $6.5 million for the same period in 1994, a decrease of $2.6 million or 40.0%. The effective tax rate for the year ended September 30, 1995 was 40.1% compared to 40.9% for the same period in 1994.

     Net income decreased to $5.8 million for the year ended September 30, 1995 from $9.4 million for the same period in 1994, a decrease of $3.6 million or 38.3%, due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's business is highly seasonal with the majority of its net cash inflows from operations realized in the second and third quarters of the calendar year. The Company builds inventory throughout the year to satisfy the high seasonal demands of the summer months when away-from-home consumption increases. As a result, the Company requires access to working capital lines to meet its production requirements during periods of reduced cash flow.

      On September 28, 1996, the Company received $1.2 million of loans from the State of Maryland and County of Baltimore Departments of Business and Economic Development. The loans bear interest at 6.0% per annum with a ten year life and require repayment in equal quarterly installments starting January 1, 1998. The loans may convert to interest-free grants if the Company meets certain headcount and capital spending criteria in the Maryland facility.

      For the year ended September 30, 1996, $50.2 million of net capital additions, the payment of $1.1 million for industrial revenue bond principal, $1.4 million of Canadian term loan reductions, and a $12.9 million increase in restricted cash were funded through $43.5 million of cash provided by operations, $15.8 million of domestic revolving loan borrowings, $1.2 million of long-term bond borrowings, $1.5 million of Canadian operating facility borrowings, and a $3.6 million decrease in cash balances. At September 30, 1996, the Company had approximately $51.3 million of combined availability under its domestic revolving loan and Canadian operating facilities. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the year ended September 30, 1996 was $27.1 million, while the average balance outstanding totaled approximately $12.2 million.

      The Company's liquidity during the current year has been enhanced because it has not been subject to current income taxes (other than the Alternative Minimum Tax) due to the use of net operating loss carryforwards for income tax purposes. At September 30, 1996, the Company's net operating loss carryforwards for tax purposes are approximately $126 million. These net operating loss carryforwards will expire, if not used, beginning in 2004.

      The Company's principal uses of cash for the next several years will be working capital requirements, capital expenditures and debt service requirements. The reduction in debt service requirements following the Acquisition has provided the Company with increased flexibility to make discretionary capital expenditures that management believes will provide an attractive return on investment. During the year ended September 30, 1996, the Company made capital expenditures of approximately $50.2 million. New product development and cost reduction accounted for approximately 19% and 43%, respectively, of the total fiscal year 1996 expenditures. Non-discretionary expenditures represented the balance of the current year spending. The Company anticipates increased capital spending levels in the future for similar projects. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities.

      On September 20, 1994, the Company prepaid the $40.0 million Term Loan under the Credit Agreement in connection with the issuance of $60.0 million of Series 1994-1 A-V Trade Receivables Backed Notes (the "Notes") by Sweetheart Receivables Corporation ("SRC"), a wholly owned, limited purpose, finance subsidiary, created for this purpose. The interest rate on the Notes is LIBOR plus 0.4% compared to LIBOR plus 2.5% on the Term Loan. After giving effect to such transactions, the Company's total indebtedness increased from approximately $351.3 million as of September 19, 1994 to $371.3 million as of September 20, 1994.

      SRC purchases new receivables from Sweetheart Cup Company Inc. on an ongoing basis subject to certain formulas resulting in over collateralization of the Notes based on receivable collections and dilution requirements. These amounts are invested by the Trustee on behalf of SRC and are only available to the Company under limited circumstances. The balance of cash in SRC was $28.9 million and $16.0 million at September 30, 1996 and 1995, respectively, and is reported as restricted cash in the consolidated balance sheet. The balance of restricted cash will fluctuate throughout the year based on the level of receivables available to collateralize the Notes. Management believes that the amount of the Notes is such that the restrictions on cash will not have any impact on the Company's ability to meet its cash obligations.

      In connection with the issuance of the Notes, certain terms and conditions of the Credit Agreement were amended. The Revolving Loan Facility is limited to 50% of eligible inventory of Sweetheart Cup Company Inc. (up to a maximum of $150 million of eligible inventory). In addition, the combined borrowing outstanding under the Revolver plus the Notes less the aggregate amount of cash on deposit in certain SRC accounts may not exceed $115 million in aggregate.

      Management believes that cash generated by operations and funds available for working capital borrowings under the Credit Agreement and the Lily Canada Credit Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

NET OPERATING LOSS CARRYFORWARDS

      As of September 30, 1996 the Company had approximately $126 million of net operating loss ("NOL") carryforwards for federal income tax purposes. The Acquisition resulted in a significant limitation on the Company's ability to utilize its NOL carryforwards. Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized, which could adversely affect the Company's ability to satisfy its obligations as they become due. The Company has reserved a portion of the tax benefit of its NOL carryforwards for financial statement purposes. The Company believes that future taxable income will be generated to realize the unreserved portion, due primarily to management's commitment to cost reduction strategies (as indicated by the Company's intent to significantly increase capital spending for cost reduction opportunities).


EFFECT OF INFLATION

      Inflation will increase the Company's costs, including the cost of borrowing and raw materials. Depending upon business conditions, the Company attempts to increase the sales price of its products to mitigate the effect of such increases. There can be no assurance that the Company will be successful in increasing the prices of its products to offset all, or any portion, of any cost increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this report, beginning on page 25.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      Set forth below are the names, ages and positions of the directors, executive officers and key employees of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. as of December 20, 1996. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                  Age    Position
-----                 ---    ---------
Burnell R. Roberts    69     Chairman of the Board and Director of
                             Sweetheart Holdings Inc. and Sweetheart Cup
                             Company Inc.

William F. McLaughlin 48     President, Chief Executive Officer and
                             Director of Sweetheart Holdings Inc. and
                             Sweetheart Cup Company Inc.

W. Richard Bingham    61     Director of Sweetheart Holdings Inc. and
                             Sweetheart Cup Company Inc.

Theodore C. Rogers    62     Director of Sweetheart Holdings Inc. and
                             Sweetheart Cup Company Inc.

Peter W. C. Mather    61     Director of Sweetheart Holdings Inc. and
                             Sweetheart Cup Company Inc.

Charles E. Busse      58     Vice President of Research and Engineering of
                             Sweetheart Holdings Inc. and Sweetheart Cup
                             Company Inc.

Daniel M. Carson      50     Vice President, General Counsel and Corporate
                             Secretary of Sweetheart Holdings Inc. and
                             Sweetheart Cup Company Inc.

James R. Mullen       53     Vice President of Human Resources of
                             Sweetheart Holdings Inc. and Sweetheart Cup
                             Company Inc.

Rickey Schneider      47     Vice President of Manufacturing of Sweetheart
                             Holdings Inc. and Sweetheart Cup Company Inc.

Martin S. Yanover     43     Vice President and Chief Information Officer
                             of Sweetheart Holdings Inc. and Sweetheart Cup
                             Company Inc.

Roger A. Lindahl      39     Treasurer of Sweetheart Holdings Inc. and
                             Sweetheart Cup Company Inc.

Marguerite E. Davis   42     Vice President of Sweetheart Cup Company Inc.

William H. Haas       55     Vice President of Sweetheart Cup Company Inc.

Joseph A. Lucas       56     Vice President of Sweetheart Cup Company Inc.

Vincent J. Truant     49     Vice President of Sweetheart Cup Company Inc.

      Mr. Roberts is the former Chairman and Chief Executive Officer of Mead Corporation ("Mead"), a paper products and electronic publishing company. Mr. Roberts joined Mead in 1966 and served in a variety of positions, including Controller, Vice President of Finance and Executive Vice President. He was named President of Mead in 1981 and served as Chairman and Chief Executive Officer from 1982 until May 1992. From May 1992 until May 1993, Mr. Roberts served as a director of Mead. Mr. Roberts has been a director of AIPM since he joined the firm in January 1993, and is a limited partner of American Industrial Partners, L.P. ("AIP-LP"), the general partner of AIP. Mr. Roberts is also a director of Rayonier Inc, Armco Inc., Perkin Elmer Corporation, DPL Inc. and Universal Protective Packaging Co.

      Mr. McLaughlin has served as President and Chief Executive Officer of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. since May 1994. Prior to joining the Company, he was Executive Vice President of Nestle Brands Foodservice, a leading supplier of food and beverage products to the foodservice industry. Prior to 1991, he spent eight years in several positions, including President of L.J. Minor Corporation, a Nestle subsidiary and specialty producer of flavors for the foodservice industry.

      Mr. Bingham co-founded AIPM and has been a director and officer of the firm since 1989. He is also a general partner of AIP-LP. Prior to co-founding AIPM, Mr. Bingham was a Managing Director of Shearson Lehman Brothers from 1984 until late 1987. Prior to joining Shearson Lehman Brothers, Mr. Bingham was Director of the Corporate Finance Department, a member of the Board, and head of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Prior thereto, he directed investment banking operations at Kuhn Loeb & Company where he was a Partner and member of the Board and Executive Committee. He formerly served on the Boards of Avis Inc., ITT Life Insurance Corporation and Valero Energy Corporation.

      Mr. Rogers co-founded AIPM and has been a director and officer of the firm since 1989. He is also a general partner of AIP-LP. From 1980 to 1987, he served as Chairman, President and Chief Executive Officer of NL
Industries, Inc., a petroleum service and chemical company. Prior to 1980, he served as an executive of Armco Inc., a diversified steel company, where he managed numerous manufacturing operations in the United States and Mexico. Mr. Rogers is a former director of Allied Stores Corporation, Allied-Signal Inc., Parsons Corporation and Southwest Bancshares. He is currently a director of MCorp. and Derby International Corporation.

      Mr. Mather is the former Vice President Management Information Services
(MIS) of Air Products and Chemicals Inc. (APCI), an industrial gases and chemical company. Mr. Mather joined APCI in 1967, was appointed Vice President MIS in 1982, and retired from the company in 1996. Mr. Mather is currently serving as Assistant Secretary of Commerce for the state of Oklahoma.

      Mr. Carson has served as Vice President, General Counsel and Corporate Secretary of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. since October 1993 and has served as Vice President, General Counsel, and Corporate Secretary of Sweetheart Cup Company Inc. and as Corporate Secretary of Sweetheart Holdings Inc. since February 1993. He served as Assistant General Counsel and Director of U.S. Legal Affairs of Avon Products, Inc., a consumer products company, from September 1991 to February 1993 and was Of Counsel to Bell, Boyd & Lloyd (Chicago, Illinois) from June 1991 to August 1991. From May 1981 until June 1991, Mr. Carson was Associate General Counsel for Continental Can Company, Inc., a packaging and paper products company.

      Mr. Mullen has served as Vice President of Human Resources of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. since June 1994. From October 1984 to October 1993, Mr. Mullen was employed in two divisions of Sara Lee Corporation, a consumer products company, as Vice President of Human Resources. Prior to October 1984, Mr. Mullen was employed by Frito-Lay, a food company, Xerox Corporation, a document company, and General Dynamics, a defense contractor.

      Mr. Schneider has served as Vice President of Manufacturing since October 1994. From October 1986 to September 1994, Mr. Schneider served in various manufacturing capacities in Owings Mills including, Production Staff Manager, Operations Manager, and Plant Manager. Prior to joining Sweetheart, Mr. Schneider was employed for ten years by Boise Cascade Composite Can Division, producing cans and plastic bottles for the food and oil industry. Mr. Schneider held a number of manufacturing positions during his tenure.

      Mr. Yanover has served as Vice President and Chief Information Officer of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. since August 1994. From July 1993 to August 1994, Mr. Yanover was employed by Nestle Brands Foodservice as Director of Management Information Systems. From June 1991 to July 1993, Mr. Yanover was employed by Pepsi-Cola, a beverage company, as Project Manager. Prior to June 1991, Mr. Yanover was employed by Technical Connections and Source EDP, executive search firms, Great Western Bank, a financial institution, and Baxter International, a pharmaceutical company.

      Mr. Lindahl has served as Treasurer of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. since October 1994. From November, 1989 to October, 1994, Mr. Lindahl served as Assistant Treasurer of Sweetheart Cup Company Inc. Prior to 1989, Mr. Lindahl was employed by Fort Howard Corporation, a paper company, and Bull Information Systems and its predecessors.

      Mr. Busse has been employed by Sweetheart Cup Company Inc. and its predecessors since 1963 and has served as Vice President of Research and Engineering of Sweetheart Cup Company Inc. since 1983.

      Ms. Davis has served as Vice President of National Accounts of Sweetheart Cup Company Inc. since October, 1994. From 1990 to September, 1994, Ms. Davis served as a Director of Marketing for Sweetheart Cup Company Inc. Prior to joining the Company, Ms. Davis was employed for 15 years by the Quaker Oats Company, a food company, in a number of marketing management, product management, field sales and training program development positions.

      Mr. Haas has served as Vice President of Foodservice Distribution of Sweetheart Cup Company Inc. and its predecessors since 1985. Prior to joining the Company, Mr. Haas was employed for more than 20 years by Carnation Co., Inc., a food products company, in various sales and sales management capacities and by Nabisco, Inc., a food products company, as Director of National Account Sales.

      Mr. Lucas has served as Vice President of Packaging of Sweetheart Cup Company Inc. since 1991. Prior to joining the Company, he was employed for almost 28 years by Continental Can Company in various positions, including President of Continental White Cap, Inc., a packaging company, and Vice President of Sales and Marketing of Continental White Cap, Inc. and Continental Bondware, Inc.

      Mr. Truant has served as Vice President of McDonald's Sales of Sweetheart Cup Company Inc. since October, 1994. From April, 1989 to September, 1994, Mr. Truant served as Vice President of National Accounts for Sweetheart Cup Company. Prior to joining the Company in 1983, Mr. Truant served as Vice President of Marketing for Century Importers Ltd., a Philip Morris affiliate. Mr. Truant also held several sales and marketing positions at Miller Brewing Co., a division of Philip Morris, and Eli Lilly & Co., a pharmaceutical manufacturer.


COMPENSATION OF DIRECTORS

      Mr. Mather has an agreement with the Company whereby he is compensated on a quarterly basis in the amount of $4,500 per quarter, and receives $500 plus expenses for each meeting attended. The remaining directors of Sweetheart Holdings Inc. and Sweetheart Cup Company do not receive any direct compensation from such companies for serving as a director. Certain directors of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. are employees of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. and receive compensation as such, and others are employees of AIPM, to which Sweetheart Cup Company Inc. pays fees for advisory and management services. See Item 13 "Certain Relationships and Related Transactions". Directors are reimbursed for expenses incurred while serving on the Board.


ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth information concerning the compensation for the years ended September 30, 1996, 1995 and 1994, of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                       Long-Term
                                                      Compensation
                              Annual Compensation        Awards
-------------------------  ---------------------------------------  ------------
                                                      # of Options    All Other
    Name and Principal      Fiscal  Salary    Bonus     Granted     Compensation
         Position            Year     ($)     ($)(1)      (2)            ($)
-------------------------  -------- -------  ---------------------  ------------

William F. McLaughlin      1996     400,000  498,000          -        18,207     (3)
 President and Chief       1995     400,000  684,522          -       222,838     (4)
Executive Officer of       1994 (5) 150,000  200,000     10,965        41,369     (6)
Sweetheart Holdings Inc.
and Sweetheart Cup Company
Inc.

Joseph A. Lucas            1996     174,150   87,150          -        65,997     (7)
 Vice President of         1995     169,950  102,089          -        96,608     (8)
 Packaging of Sweetheart   1994     161,060   88,706      2,186        79,624     (9)
 Cup Company Inc.

William H. Haas            1996     178,313   89,640        600        35,235     (10)
 Vice President of         1995     171,187  103,357          -         6,111     (11)
 Foodservice Distributio   1994     162,181   89,126      2,251         5,400     (12)
 of Sweetheart Cup
 Company Inc.

Daniel M. Carson           1996     170,625   60,133          -        49,214     (13)
 Vice President, General   1995     162,500   94,476          -         5,721     (14)
 Counsel and Corporate     1994     147,500   79,952      1,831        82,758     (15)
 Secretary of Sweetheart
 Holdings Inc. and
 Sweetheart Cup Company
 Inc.

Charles E. Busse           1996     176,325   63,766          -         5,369     (16)
 Vice President of         1995     169,950  100,451          -         5,773     (17)
 Research and Engineering  1994     156,691   87,067      1,930         4,593     (18)
 of Sweetheart Holdings
 Inc. and Sweetheart Cup
 Company Inc.

(1)  Amounts shown were paid pursuant to the Company's Management Incentive
     Plans.
(2)  All such grants were made pursuant to the 1994 Stock Option and Purchase
     Plan.
(3) Reflects $10,989 paid for relocation expenses, $6,000 contributed under the 401(k) Plan and $1,218 of term life insurance premiums paid by the Company.
(4) Reflects $113,563 paid for relocation expenses, $101,963 for the payment of taxes on relocation expense reimbursements, $6,000 contributed under the Sweetheart 401(k) Retirement Plan (the "401(k) Plan") (to which the Company contributes an amount equal to 50% of the participant's contributions not in excess of 6% of the participant's eligible earnings) and $1,312 of term life insurance premiums paid by the Company.
(5) Mr. McLaughlin became President and Chief Executive Officer effective May 15, 1994. Amounts shown here were paid during the remainder of fiscal year 1994.
(6)  Reflects amounts paid for relocation related expenses.
(7) Reflects $59,026 paid for relocation expenses, $5,873 contributed under the 401(k) Plan and $1,098 of term life insurance premiums paid by the Company.
(8) Reflects $91,488 paid for relocation expenses, $4,586 contributed under the 401(k) Plan and $534 of term life insurance premiums paid by the Company.
(9) Reflects $74,624 paid under an agreement pursuant to the change in ownership, $4,338 contributed under the 401(k) Plan and $662 of term life insurance premiums paid by the Company.
(10) Reflects $30,000 paid for relocation expenses, $4,219 contributed under the 401(k) Plan and $1,016 of term life insurance premiums paid by the Company.
(11) Reflect $5,568 contributed under the 401(k) Plan and $543 of term life insurance premiums paid by the Company.
(12) Reflects $4,721 contributed under the 401(k) Plan and $679 of term life insurance premiums paid by the Company.
(13) Reflects $44,176 paid for relocation expenses, $4,376 contributed under the 401(k) Plan and $662 of term life insurance premiums paid by the Company.
(14) Reflects $5,123 contributed under the 401(k) Plan and $598 of term life insurance premiums paid by the Company.
(15) Reflects $10,719 paid for relocation expenses, $6,593 contributed under the 401(k) Plan, $196 of term life insurance premiums paid by the Company, and an initial employment bonus of $65,250.
(16) Reflects $4,271 contributed under the 401(k) Plan and $1,098 of term life insurance premiums paid by the Company.
(17) Reflects $5,263 contributed under the 401(k) Plan and $510 of term life insurance premiums paid by the Company.
(18) Reflects $4,058 contributed under the 401(k) Plan and $535 of term life insurance premiums paid by the Company.


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUE TABLE


                                                            Value of
                            Unexercised Options        Unexercised Options
                             September 30, 1996           September 30,
          Name           Exercisable    Unexercisable     1996 ($) (1)
 ----------------------  -----------    -------------  -----------------

William F. McLaughlin       4,265          6,700

Joseph A. Lucas               850          1,336

William H. Haas               871          1,975

Daniel M. Carson              712          1,119

Charles E. Busse              751          1,179

      (1) There is no market value for the Company's stock but the estimated value of the stock is equal to the exercise price at September 30, 1996 of $100 per share.


MCLAUGHLIN EMPLOYMENT AGREEMENT

     The Company entered into an employment agreement with William F. McLaughlin dated as of May 15, 1994 (the "McLaughlin Agreement") pursuant to which the Company employed Mr. McLaughlin to serve as president and chief executive officer of the Company. Pursuant to the McLaughlin Agreement, Mr. McLaughlin is entitled to participate in, among other things, the Company Management Incentive Plan, a Stock Option and Purchase Plan and certain other employee benefit plans and programs made available to other employees of the Company. Mr. McLaughlin also purchased 1,000 shares of Sweetheart Holdings Inc. common stock for $100 per share and an additional 5,000 shares at the same price in exchange for a 5-year promissory note at 6.43% interest per annum. Mr. McLaughlin's employment is terminable by the Company at any time and by Mr. McLaughlin upon 30 days prior notice. In the event of termination by the Company for any reason other than cause, the Company will be obligated to pay Mr. McLaughlin's base salary for a period of twelve months following the termination of his employment or until he secures other employment, whichever comes first.


COMPENSATION COMMITTEE

      The Sweetheart Holdings Inc. Compensation Committee of the Board of Directors consisted of W. Richard Bingham, Burnell R. Roberts, and
Theodore C. Rogers, all of whom are Directors of the Company. Mr. Roberts is an officer but not an employee of the Company. Neither Mr. Bingham nor Mr. Rogers is an officer or employee of the Company.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of Sweetheart Holdings Inc. common stock as of December 20, 1996, by holders having beneficial ownership of more than five percent of Sweetheart Holdings Inc. common stock and certain other principal holders, by each of the directors of Sweetheart Holdings Inc., by each of the named executive officers and by all directors and executive officers of Sweetheart Holdings Inc. as a group.

                                                        Common Stock
                                              ------------------------------
                                                 Number of        Percent of
Name of Beneficial Owner                           Shares           Class
---------------------------                      ----------       ----------

American Industrial Partners Capital Fund, L.P.    538,825           51.51%
      One Maritime Plaza
      Suite 2525
      San Francisco, CA 94111

Mellon Bank, N.A., as Trustee for First Plaza
Group Trust (1) ..............................     350,000           33.46
      One Mellon Bank Center
      Pittsburgh, PA 15258

Leeway & Co., as nominee for the AT&T Master
Pension Trust (2) ............................     150,000           14.34
      c/o State Street Bank & Trust Co.
      Master Trust Division - W6C
      1 Enterprise Drive
      North Quincy, MA 02171

W. Richard Bingham (3) ......................      538,825           51.51

Burnell R. Roberts (4) ......................            -            -

Theodore C. Rogers (3) ......................      538,825           51.51

Peter W. C. Mather ..........................            -            -

William F. McLaughlin .......................        6,000            0.57

Joseph A. Lucas .............................            -            -

William H. Haas .............................            -            -

Daniel M. Carson ............................            -            -

Charles E. Busse ............................            -            -

Directors and executive officers as a group
(15 persons) (5) ............................      544,825           52.08

---------

(1) Mellon Bank, N.A., acts as the trustee (the "Trustee") for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly-owned subsidiary of GM. GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed.
(2) State Street Bank & Trust Co. acts as trustee for a trust under and for the benefit of certain employee benefit plans of American Telephone & Telegraph Co. ("AT&T") and its subsidiaries. These shares may be deemed to be owned beneficially by the AT&T Master Pension Trust (the "Trust").
(3) All of such shares are held of record by AIP. Messrs. Bingham and Rogers are general partners of the general partner of AIP and share investment and voting power with respect to the securities owned by AIP. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, CA 94111, and the business address of Mr. Rogers is 551 Fifth Avenue, Suite 3800, New York, NY 10176.
(4) Mr. Roberts is a limited partner of the general partner of AIP and a director of AIPM, but does not share investment or voting discretion with respect to the securities held by AIP.
(5) All of such shares are held of record by AIP, except for the 6,000 shares held by Mr. McLaughlin.

     All of the outstanding common stock of Sweetheart Cup Company Inc. is owned by Sweetheart Holdings Inc.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


STOCKHOLDERS' AGREEMENT

      In connection with the Acquisition, Sweetheart Holdings Inc. and the Investors entered into a Stockholders' Agreement pursuant to which the Investors were granted certain registration rights and participation rights. Pursuant to the Stockholders' Agreement, each of First Plaza Group Trust and Leeway & Co. has the right to elect an individual to serve on the Board of Directors of each of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. so long as it holds any of the securities issued to it pursuant to the Acquisition. AIP has the right to elect the majority of the directors of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. until the earlier of (i) the occurrence of certain events and (ii) such time as AIP no longer holds any of the securities issued to it pursuant to the Acquisition.


MANAGEMENT SERVICES AGREEMENT WITH AIPM

      AIP, which is Sweetheart Holdings Inc.'s largest stockholder, is a private investment partnership that makes equity investments, principally in industrial and manufacturing companies in the United States. The firm was formed in 1989. AIP is managed by AIPM, W. Richard Bingham and Theodore C. Rogers, each general partners of AIP-LP.

      AIPM receives an annual fee of $1.85 million for providing general management, financial and other corporate advisory services to the Company, payable semi-annually 45 days after the scheduled interest payment dates for the Notes, and is reimbursed for out-of-pocket expenses. The fees are paid to AIPM pursuant to a Management Services Agreement among AIPM, Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. AIPM, an affiliate of the controlling shareholder of the Company, expects to provide substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of the AIPM principals.

      In addition, for the year ended September 30, 1996, the Company will reimburse AIPM for $950,000 of expenses incurred in connection with an investigation of the Company's strategic alternatives.

                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K


(a)  The following documents are filed as a part of this report:

   1. The financial statements listed in the "Index to Financial Statements."

   2.The financial statement schedule listed in the "Index to Financial
     Statement Schedules."

   3. Exhibits

     3.1 Certificate of Incorporation of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.1 of the Company's report on Form 10-K dated December 22, 1993 (the "1993 10-K")).

     3.2 By-laws of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.3 of the 1993 10-K).

     4.1 Indenture for the Senior Secured Notes between Sweetheart Cup Company Inc. and United States Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 of Sweetheart Holdings Inc.'s Report on Form 8-K dated October 6, 1993 (the "1993 8-K")).

     4.2 Indenture for the Senior Subordinated Notes between Sweetheart Cup Company Inc. and U.S. Trust Company of Texas, N.A., as Trustee (incorporated by reference from Exhibit 4.2 on the 1993 8-K).

     10.1 Employment Agreement dated May 15, 1994 between Sweetheart Holdings Inc. and William F. McLaughlin (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated August 12, 1994).

     10.2 Receivables Purchase Agreement between Sweetheart Cup Company Inc. and Sweetheart Receivables Corporation dated September 20, 1994 (incorporated by reference from Exhibit 10.5 of the Company's report on Form 10-K dated December 9, 1994 (the "1994 10-K")).

     10.3 Indenture and Security Agreement among Sweetheart Receivables Corporation, Sweetheart Cup Company Inc. and Manufacturers and Traders Trust Company dated September 20, 1994 (incorporated by reference from Exhibit 10.6 of the 1994 10-K).

     10.4 Supplemental Indenture for Series 1994-1 A-V Notes among Sweetheart Receivables Corporation, Sweetheart Cup Company Inc. and Manufacturers and Traders Trust Company dated September 20, 1994 (incorporated by reference from Exhibit 10.7 of the 1994 10-
             K).

     10.5 Credit Agreement among Sweetheart Inc., Sweetheart Cup Company Inc., various banks and Bankers Trust Company, as Agent (the "Credit Agreement") (incorporated by reference from Exhibit 28.1 of the 1993 8-K).

     10.6 First Amendment to the Credit Agreement dated July 22, 1994 (incorporated by reference from Exhibit 10.9 of the 1994 10-K).

     10.7 Management Services Agreement dated as of August 30, 1993 among the Sweetheart Holdings Inc., Sweetheart Cup Company Inc. and American Industrial Partners Management Company, Inc. (the "Management Services Agreement") (incorporated by reference from
             Exhibit 28.2 of the 1993 8-K).

     10.8 Restated Management Services Agreement dated August 31, 1993 (incorporated by reference from Exhibit 10.11 of the 1994 10-K).

     10.9 $1,000,000 Rockdale County, Georgia Industrial Revenue Bonds, Series 1976: Loan Agreement dated as of August 1, 1976 between Development Authority of Rockdale County, Georgia and Maryland Cup Corporation; and Trust Indenture dated as of August 1, 1976 between Development Authority of Rockdale County, Georgia and The Citizens and Southern National Bank, as Trustee (incorporated by reference from Exhibit 10.8 of the Registration Statement).

     10.10 $1,000,000 City of Sparks, Nevada Industrial Revenue Bonds, Series 1977: Lease and Agreement dated as of February 1, 1977 between City of Sparks, Nevada and Sweetheart Plastics, Inc.; Trust Indenture dated as of February 1, 1977 between City of Sparks, Nevada and First National Bank of Nevada, Reno, Nevada; and Guaranty Agreement dated as of February 1, 1977 between Maryland Cup Corporation and First National Bank of Nevada,
             Reno, Nevada (incorporated by reference from Exhibit 10.9 of the Registration Statement).

     10.11 $2,500,000 Manchester, New Hampshire Industrial Revenue Bonds, Series 1979: Loan Agreement and Assignment in Trust dated as of June 1, 1979 between the Industrial Development Authority of the State of New Hampshire and Maryland Cup Corporation and State Street Bank and Trust Company, Trustee; and Assumption Agreement dated as of August 26, 1983 by MC Acquisition Corp. (incorporated by reference from Exhibit 10.10 of the Registration Statement).

     10.12 Term and Revolving Credit Facilities Agreement, dated as of December 20, 1989, among Lily Canada, BT Bank of Canada and The Bank of Nova Scotia and Amendment Agreement, dated as of August 30, 1993 between Lily Canada and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.8 of the 1993 10-K).

     10.13 Asset Sale Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 11, 1994).

     10.14 Bill of Sale, Assignment and Assumption Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.2 of the Company's report on Form 10-Q dated February 11, 1994).

     10.15 Wraparound Note dated as of October 6, 1993 made by Sweetheart Holdings Inc. to Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 11, 1994).

     10.16 Asset Distribution Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated February 11, 1994).

     10.17 Manufacturing Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (the "Manufacturing Agreement") (incorporated by reference from Exhibit
             10.5 of the Company's report on Form 10-Q dated February 11,
             1994).

     10.18 First Amendment to Manufacturing Agreement dated February 25, 1994 (incorporated by reference from Exhibit 10.21 of the 1994 10-K).

     10.19 Patent/Know-How License Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.6 of the Company's report on Form 10-Q dated February 11, 1994).

     10.20 Sweetheart Holdings Inc. Stock Option and Purchase Plan dated December 17, 1993 (incorporated by reference from Exhibit 10.26 of the 1994 10-K).

     10.21 Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 9, 1995).

     10.22   Sweetheart Cup Company Inc. Severance Pay Plan (Effective July 1,
             1994) (incorporated by reference from Exhibit 10.2 of the Company's report on Form 10-Q dated February 9, 1995).

     10.23 Sweetheart Cup Company Inc. Deferred Compensation Plan dated as of January 27, 1995 (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 9, 1995).

     10.24 Registration Statement on Form S-8 dated April 17, 1995 for the Sweetheart Cup Company Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated May 11, 1995).

     10.25   Separation agreement between Sweetheart Cup Company Inc. and John
             R. Icke dated May 26, 1995 (incorporated by reference from Exhibit
             10.1 of the Company's report on Form 10-Q dated August 10, 1995).

     10.26   Second Amendment to the Credit Agreement dated September 6, 1996.

     10.27 Loan Agreement dated August 1, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of Business and Economic Development.

     10.28 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated Decemeber 9, 1996.

     10.29 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Joseph A. Lucas dated November 18, 1996.

     10.30 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated November 18, 1996.

     10.31 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated November 18, 1996.

     10.32 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Charles E. Busse dated November 18, 1996.

      21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).

      27.0   September 30, 1996 Financial Data Schedule

(b)  Current Reports on Form 8-K

      None.

                        INDEX TO FINANCIAL STATEMENTS



                                                            PAGE
                                                            ----

Report of Independent Public Accountants                     27


Consolidated Balance Sheets as of September 30, 1996
      and September 30, 1995                                 28


Consolidated Statements of Operations for the years ended
      September 30, 1996, 1995 and 1994                      29


Consolidated Statements of Cash Flows for the years ended
      September 30, 1996, 1995 and 1994                      30


Consolidated Statements of Shareholders' Equity for the
      years ended September 30, 1996, 1995 and 1994          31


Notes to Consolidated Financial Statements                   32


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the accompanying consolidated balance sheets of SWEETHEART HOLDINGS INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sweetheart Holdings Inc. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended September 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
November 25, 1996


                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                    ----------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                           --------------------------
                       AS OF SEPTEMBER 30, 1996 AND 1995
                       ---------------------------------
                       (In thousands, except share data)
                       ---------------------------------

                                                          September 30
                      Assets                           1996         1995
                      ------                       -----------  -----------

Current assets:
 Cash and cash equivalents                         $    4,371  $    8,001
 Restricted cash                                       28,870      15,966
 Receivables, less allowances of $2,466
   and $2,524, respectively                            88,183     102,286
 Inventories                                          192,937     172,059
 Deferred income taxes                                  1,771       3,165
                                                     ---------   ---------
    Total current assets                              316,132     301,477
                                                     ---------   ---------

 Property, plant and equipment                        527,394     478,159
    Less - Accumulated depreciation                    99,561      60,596
                                                     ---------   ---------
    Net property, plant and equipment                 427,833     417,563
                                                     ---------   ---------
 Other assets                                          18,645      22,866
                                                     ---------   ---------

    Total assets                                   $  762,610  $  741,906
                                                     =========   =========

       Liabilities and Shareholders' Equity
       -------------------------------------

Current liabilities:
  Accounts payable                                 $   70,472  $   65,213
  Accrued payroll and related costs                    47,828      43,155
  Other current liabilities                            33,918      36,649
  Current portion of long-term debt and bonds           1,535       2,509
                                                     ---------   ---------
     Total current liabilities                        153,753     147,526
                                                     ---------   ---------

  Long-term debt                                      381,879     366,581
  Long-term bonds                                       3,700       2,600
  Deferred income taxes                                17,803      17,190
  Other non-current liabilities                        84,060      92,204

Shareholders' equity:
  Common stock-
  Par value $.01 per share; 3,000,000 shares
  authorized; 1,046,000 shares issued and
  outstanding                                         101,100     101,100
  Cumulative translation adjustment                      (322)       (141)
  Retained earnings                                    21,060      15,346
 Note receivable related to purchase of common
    stock                                                (423)       (500)
                                                     ---------   ---------
       Total shareholders' equity                     121,415     115,805
                                                     ---------   ---------

    Total liabilities and shareholders' equity     $  762,610  $  741,906
                                                     =========   =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                    ----------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
             -----------------------------------------------------

                                 (In thousands)
                                 --------------


                                          For the year ended September 30
                                          1996         1995         1994
                                      ------------ ------------ ------------

Net sales                              $ 903,308    $ 931,792    $ 845,510
Cost of sales                            777,130      810,410      718,067
                                        ---------    ---------    ---------

      Gross income                       126,178      121,382      127,443

Selling, general, and administrative      75,251       75,893       75,208
                                        ---------    ---------    ---------

      Operating income                    50,927       45,489       52,235

Interest expense                         (38,832)     (38,655)     (37,460)
Other (expense) income                    (2,572)       2,889        1,041
                                        ---------    ---------    ---------

      Income before income taxes           9,523        9,723       15,816

Income taxes                               3,809        3,903        6,462
                                        ---------    ---------    ---------

      Net income                       $   5,714    $   5,820    $   9,354
                                        =========    =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   -----------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
             -----------------------------------------------------
                                 (In thousands)
                                 --------------


                                          For the year ended September 30
                                          1996         1995         1994
                                       -----------  -----------  -----------

Cash flows from operating activities:
 Net income                            $   5,714    $   5,820    $    9,354
 Depreciation and amortization            43,373       37,741        29,103
 Deferred income tax expense               2,645        3,144         6,082
 Changes in operating assets and
  liabilities:
    Receivables                           14,103      (17,863)      (11,122)
    Inventories                          (20,878)      21,055         4,087
    Accounts payable                       5,259        4,852         7,590
    Other                                 (6,708)      (3,850)       (3,562)
                                         ---------    ---------    ---------
      Net cash provided by
      operating activities                43,508       50,899        41,532
                                         ---------    ---------    ---------

Cash flows from investing activities:
 Additions to property, plant, and
  equipment                              (50,236)     (51,625)      (39,428)
 Proceeds from sales of property,
  plant, and equipment                         -          111         6,847
                                         ---------    ---------    ---------
      Net cash used in investing
       activities                        (50,236)     (51,514)      (32,581)
                                         ---------    ---------    ---------

Cash flows from financing activities:
 Debt issue costs                              -            -        (2,133)
 Proceeds from debt                      194,160      103,852       183,134
 Repayment of debt                      (178,235)    (103,535)     (165,827)
 Issuance of common stock                      -            -           100
 Payment received on common stock
  note receivable                             77            -             -
 Increase in restricted cash             (12,904)      (3,932)      (12,034)
                                         ---------    ---------    ---------
      Net cash provided by (used in)
       financing activities                3,098       (3,615)        3,240
                                         ---------    ---------    ---------

Net (decrease) increase in cash and
 cash equivalents                         (3,630)      (4,230)       12,191
                                         ---------    ---------    ---------

Cash and cash equivalents, beginning
 of year                                   8,001       12,231            40
                                         ---------    ---------    ---------
Cash and cash equivalents, end of year $   4,371    $   8,001    $   12,231
                                         =========    =========    =========

Supplemental cash flow disclosures:

 Interest paid                         $  35,767    $  35,748    $   34,662
                                         =========    =========    =========
 Income taxes paid                     $   2,226    $   1,061    $    3,697
                                         =========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   -----------------------------------------
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                ------------------------------------------------
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
             -----------------------------------------------------
                       (In thousands, except share data)
                       ----------------------------------




                                             Cumulative                           Total
                                    Common  Translation  Retained     Note    Shareholders'
                                    Stock    Adjustment  Earnings  Receivable    Equity
                                   -------- ----------- --------- -----------  -----------

Balance, September 30, 1993       $100,500   $   (124)   $   172   $      -    $ 100,548

Issuance of Company stock - 6,000
 shares                                600          -          -          -          600
Net income                               -          -      9,354          -        9,354
Translation adjustment                   -        (47)         -          -          (47)
Note receivable                          -          -          -       (500)        (500)
                                    -------    --------   -------    --------    --------

Balance, September 30, 1994        101,100       (171)     9,526       (500)     109,955

Net income                               -          -      5,820          -        5,820
Translation adjustment                   -         30          -          -           30
                                    -------    --------   -------    --------    --------

Balance, September 30, 1995        101,100       (141)    15,346       (500)     115,805

Net income                               -          -      5,714          -        5,714
Payment received on note                 -          -          -         77           77
 receivable
Translation adjustment                   -       (181)         -          -         (181)
                                    -------    --------   -------    --------    --------

Balance, September 30, 1996        $101,100  $   (322)   $21,060   $   (423)   $ 121,415
                                    =======    ========   =======    ========    ========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       SEPTEMBER 30, 1996, 1995 AND 1994
                       ----------------------------------

     As used in these notes, unless the context otherwise requires, the "Company" shall refer to Sweetheart Holdings Inc. and its subsidiaries, including Sweetheart Cup Company Inc.


(1)  SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

      (a)  Principles of Consolidation and Translation -
      ------------------------------------------------

     The financial statements include all of the accounts of the Company and its subsidiaries on a consolidated basis as of September 30, 1996 and 1995 and for the years ended September 30, 1996, 1995 and 1994. For all periods presented, the consolidated financial statements include all of the accounts of the Company's United States operations (Sweetheart Holdings Inc. and its domestic subsidiaries, Sweetheart Cup Company Inc. and Sweetheart Receivables Corporation) and Lily Cups Inc., a Canadian subsidiary. Assets and liabilities of Lily Cups Inc. are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment. All significant intercompany and intergroup accounts and transactions have been eliminated. Certain prior-period amounts have been reclassified to be comparable with the current-period presentation.

     (b)  Cash and Cash Equivalents -
     ------------------------------

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash balances related to Sweetheart Receivables Corporation are restricted from transfer to other entities within the Company. Restricted cash is shown separately on the balance sheet. The balance of restricted cash was $28.9 million and $16.0 million at September 30, 1996 and 1995, respectively.

      (c)  Inventories -
      ----------------

      Inventories are carried at the lower of cost or market as described in
Note 3.

      (d)  Property, Plant and Equipment -
      ----------------------------------

      Property, plant and equipment is recorded at cost, less accumulated depreciation, and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of property, plant, and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

      The asset lives of buildings and fixtures range between 12 and 50 years and have an average useful life of 38 years. The asset lives of equipment range between 5 and 18 years and have an average useful life of 13 years.

      (e)  Revenue Recognition -
      ------------------------

      Sales of the Company's products are recorded based on shipment of products.

      (f)  Income Taxes -
      -----------------

      Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The principal differences relate to depreciation expense, pension and postretirement benefits and LIFO inventory.

      No deferred income taxes have been provided on the cumulative undistributed earnings of the Canadian subsidiary of Sweetheart Cup Company Inc. Those earnings (approximately $13.6 million) are considered permanently reinvested under Accounting Principles Bulletin No. 23. The incremental U.S. tax costs (deferred taxes) of repatriating these earnings would not be material.

      (g)  Employee Benefit Plans (also see Note 7) -
      ---------------------------------------------

      The Company has various defined benefit plans and a defined contribution plan for substantially all employees who meet eligibility requirements. Benefits under the defined benefit plans are based on years of service, and funding is in accordance with actuarial requirements of the plans, subject to provisions of the Employee Retirement Income Security Act. The
Company makes contributions to the defined contribution plan in accordance with the plan's provisions.

      (h)  Postretirement Health Care Plans (also see Note 8) -
      -------------------------------------------------------

      The Company sponsors various defined benefit postretirement health care plans that cover substantially all employees who meet eligibility requirements. These plans are not funded by the Company.

      (i)  Impact of Recently Issued Accounting Standards
      ---------------------------------------------------

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in fiscal 1997, and the Company has not calculated the impact of adoption.

      In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for stock based compensation issued to employees. The Company will adopt Statement 123 in fiscal 1997, and the effect is not expected to be material.

      (j)  Use of Estimates
      ---------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


(2)  INVENTORIES
-----------------

     The components of inventories and their valuation methods are as follows (in thousands):

                                    September 30,     September 30,
                                         1996              1995
                                     -----------       -----------

Components-
   Raw materials and supplies        $   55,265        $  67,452
   Finished and partly finished
   products                             137,672          104,607
                                        --------         --------
                                     $  192,937        $ 172,059
                                        ========         ========

Valued at lower of cost or market -
   First in, first out ("FIFO")      $   17,011        $  17,251
   Last in, first out ("LIFO")          155,827          133,867
   Average cost by specific lot          20,099           20,941
                                        --------         --------
                                     $  192,937        $ 172,059
                                        ========         ========

      Had inventories valued on the LIFO basis been stated at current replacement costs, inventories would have been $4,771,000 lower and $7,539,000 higher than reported at September 30, 1996 and 1995, respectively. Cost of sales on a FIFO basis would have been higher by $12,310,000 for the year ended September 30, 1996, and lower by $21,022,000 and $1,657,000 for the years ended September 30, 1995 and 1994, respectively.

 (3)  PROPERTY, PLANT AND EQUIPMENT
-----------------------------------

      The Company's major classes of property, plant and equipment are as follows (in thousands):

                                     September 30,      September 30,
                                         1996               1995
                                     ------------        -----------

Land                                   $  26,008          $ 25,953
Buildings                                 90,760            84,298
Machinery and equipment                  375,404           321,425
Construction in progress                  35,222            46,483
                                        ---------          --------

      Total                              527,394           478,159
                                       ----------          --------
Accumulated depreciation                  99,561            60,596
                                       ----------          --------

Net property, plant and equipment      $ 427,833          $417,563
                                       ==========          ========


(4)  OTHER ASSETS
------------------

      The components of other assets are as follows (in thousands):


                                      September 30,    September 30,
                                          1996             1995
                                      -------------    ------------

Debt issuance costs, net of
  accumulated amortization              $ 12,874        $ 16,281
Intangible pension asset
  (see Note 8)                             2,484           2,028
Other                                      3,287           4,557
                                        ---------        --------

Total                                   $ 18,645        $ 22,866
                                        =========        ========

      Amortization of the above debt issuance costs totaled approximately $3.6 million, $3.5 million and $3.2 million for the years ended September 30, 1996, 1995 and 1994, respectively.

(5)  OTHER CURRENT LIABILITIES
------------------------------

      The components of other current liabilities are as follows (in thousands):

                                    September 30,      September 30,
                                        1996               1995
                                     -----------        -----------

Sales allowances                      $   6,023          $  6,841
Restructuring costs                       4,934             5,000
Taxes other than income taxes             2,288             2,994
Litigation, claims and assessments
  (see Note 16)                          15,196            16,342
Interest payable                          2,798             2,742
Foreign income taxes payable                  -               223
Other                                     2,679             2,507
                                      ----------         ---------

      Total                           $  33,918          $ 36,649
                                      ==========         =========

(6)  OTHER LONG-TERM LIABILITIES
---------------------------------

      The components of other long-term liabilities are as follows (in thousands):

                                   September 30,         September 30,
                                       1996                  1995
                                   -------------         -------------

Post retirement health care
benefits (see Note 8)                $  58,725            $ 55,972
Pensions                                13,620              20,177
Other                                   11,715              16,055
                                     ----------            ---------

Total                                $  84,060            $ 92,204
                                     ==========            =========


(7)  EMPLOYEE BENEFIT PLANS
---------------------------
     A majority of the employees ("participants") are covered under a 401(k) defined contribution plan. The Company's annual contributions to this defined contribution plan represent a 50% match on participant contributions. The Company's match is limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were approximately $3,715,000, $3,681,000 and $3,487,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Certain employees are covered under defined benefit plans. Benefits under the plans are generally based on fixed amounts for each year of service.

     The components of net pension expense for domestic defined benefit plans are as follows (in thousands):


                          Year ended         Year ended         Year ended
                      September 30, 1996 September 30, 1995 September 30, 1994
                      ------------------ ------------------ ------------------

Service cost                 $1,078           $   952             $1,039
Interest cost                 3,545             3,230              3,021
Projected return
 on assets                   (2,874)           (1,637)            (1,293)
Net amortization                188                16                  -
                            --------           --------           --------
   Net pension
   expense                   $1,937            $2,561             $2,767
                            ========           ========           ========

     The status of defined benefit pension plans using data as of the most recent actuarial valuation dates is as follows (in thousands):

                                    September 30,         September 30,
                                        1996                   1995
                                   --------------          ------------

Actuarial present value of
  benefit obligations -
      Vested benefits                   $37,231            $  35,629
      Nonvested benefits                 10,741               10,576
                                       --------             --------
Accumulated and projected
  benefit obligation                     47,972               46,205
Plan assets at fair value                31,023               26,018
                                       --------             --------

      Funded status                     (16,949)             (20,187)

Unrecognized prior service cost           2,484                2,028
Unrecognized net gain                      (626)                (430)
Adjustment required to recognize
   minimum liability                     (2,484)              (2,028)
                                       --------             --------
      Net pension liability            $(17,575)            $(20,617)
                                       ========             ========

     As required by SFAS No. 87, "Employers' Accounting for Pensions," the Company recognized additional pension liabilities of $2,484,000 and $2,028,000 as of September 30, 1996 and 1995, respectively, and equal amounts as other assets.

     Actuarial assumptions used in calculating the above amounts include a 10.0% return on plan assets for the year ended September 30, 1996, a 9.0% return on plan assets for the year ended September 30, 1995, an 8.0% discount rate on benefit obligations as of September 30, 1996, a weighted average discount rate of 7.75% for the first six months and 8.0% for the second six months of the year ended September 30, 1996, a 7.75% discount rate on benefit obligations as of September 30, 1995, and an 8.5% discount rate for the year ended September 30, 1995.

     Data with respect to the Lily Cups Inc., Canada defined benefit plan is not material and is not included in the above data.


(8)  POSTRETIREMENT HEALTH CARE PLANS
-------------------------------------

     The Company sponsors various defined benefit postretirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with one year of participation. The majority of the Company's plans are contributory, with retiree contributions adjusted annually. The accounting for the plans anticipates future cost-sharing changes to the written plan that are consistent with the Company's announced policies. The Company does not fund the plans.

     The following table analyzes the plans' unfunded, accrued postretirement health care cost liability as reflected on the balance sheet (in thousands):


                                        September 30,         September 30,
                                            1996                   1995
                                        -------------         -------------

Accumulated Postretirement Benefit
  Obligation:
   Retirees                                $25,596                $27,396
   Other fully eligible participants         6,472                  5,441
   Other active participants                17,577                 18,739
                                           -------                -------
                                            49,645                 51,576

   Unrecognized prior service cost           1,536                  1,675
   Unrecognized actuarial gain              10,644                  5,821
                                           -------                -------
   Accrued postretirement health care
    cost liability                         $61,825                $59,072
                                           =======                =======


      The components of net postretirement health care cost are as follows (in thousands):

                          Year ended     Year ended     Year ended
                        September 30,  September 30,  September 30,
                             1996           1995           1994
                        -------------  -------------  -------------

Service cost-
 benefits attributed
 to service during
 the period                 $1,533         $1,497          $1,772
Interest cost on
 accumulated post-
 retirement benefit
 obligation                  3,868          4,134           4,006
Net amortization
 and deferral                 (187)          (118)              -
                            -------        -------         -------
   Net postretirement
     health care cost       $5,214         $5,513          $5,778
                            =======        =======         =======

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0%, and 7.75% at September 30, 1996 and 1995, respectively. Net postretirement health care cost was computed using a weighted average discount rate of 7.75% for the year ended September 30, 1996, 8.5% for the year ended September 30, 1995, and 7.75% for the year ended September 30, 1994. For measuring the expected postretirement benefit obligation, a 10.0% annual rate of increase in the per capita claims cost was assumed for 1996. This rate is assumed to decrease by 1.0% per year to an ultimate rate of 6.0%. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 and September 30, 1995 by approximately $2.8 million and $3.2 million, respectively, and the aggregate of the service and interest cost components of net postretirement health care cost by approximately $0.4 million for each of the years ended September 30, 1996, 1995 and 1994.

 (9)  INCOME TAXES
------------------

     The income tax provision includes the following components (in thousands):


                      Year ended          Year ended          Year ended
                  September 30, 1996  September 30, 1995  September 30, 1994
                  ------------------  ------------------  ------------------

Current-
  Federal              $       -           $       -           $       -
  State                        -                   -                   -
  Foreign                 (1,164)               (759)               (380)
                         --------            --------            --------

 Total current            (1,164)               (759)               (380)
                         --------            --------            --------

Deferred -
  Federal                 (2,315)             (2,829)             (5,458)
  State                     (330)               (315)               (624)
  Foreign                      -                   -                   -
                         --------            --------            --------

  Total deferred          (2,645)             (3,144)             (6,082)
                         --------            --------            --------

                       $  (3,809)        $    (3,903)         $   (6,462)
                         ========            ========            ========

     The effective tax rate varied from the U.S. Federal tax rate of 35% for the years ended September 30, 1996, 1995 and 1994 as a result of the following:

                          Year ended          Year ended          Year ended
                         September 30,       September 30,      September 30,
                             1996                1995                1994
                         -------------       -------------      --------------

U.S. Federal tax rate          35%                 35%                35%
Effect of U.S. Federal
 tax rate increase on
 deferred tax balances          -                   -                  -
State income taxes, net
 of U.S. Federal tax            4                   4                  4
 impact
Other, net                      1                   1                  2
                               ---                 ---                ---
 Effective tax rate            40%                 40%                41%
                               ===                 ===                ===

     At September 30, 1996, the Company had deferred tax liabilities of $173 million, of which $32 million are current in nature, and deferred tax assets of $157 million, of which $34 million are current in nature. Deferred tax assets and liabilities have been netted as a current asset and a non-current liability in the accompanying Consolidated Balance Sheets. The Company has a $5 million valuation allowance as it is deemed more likely than not that a portion of the net operating losses will not be recognized. The principal temporary differences included above are depreciation, an $85 million liability, LIFO inventory, a $23 million liability, net operating loss carryforwards, a $49 million asset, postretirement health and pension benefits, a $28 million asset, and $15 million of other net miscellaneous asset items.

     The Company has net operating loss carryforwards for income tax purposes of approximately $126 million, of which $9 million expire in 2004, $51 million expire in 2005, $25 million expire in 2006, $13 million expire in 2007 and $28 million expire in 2008.



 (10)  LONG-TERM OBLIGATIONS
----------------------------

     Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                            September 30,    September 30,
                                                 1996            1995
                                             ------------    -------------

(i) Sweetheart Cup Company Inc.

Senior Secured Notes, at 9.625%, interest
 payable semiannually on March 1 and
 September 1 of each year, commencing March
 1, 1994, due on September 1, 2000, and are
 subject to redemption on or after
 September 1, 1997 at the option of the
 Company, in whole or in part, at the
 redemption prices set forth below
 (expressed as percentages of the principal
 amount), plus accrued interest to the
 redemption date, for redemptions during      $190,000       $190,000
 the 12 month period beginning September 1,
 of the following years:
  1997 -- 103.208%, 1998 -- 101.604%, and
  1999 -- 100.000%

Senior Subordinated Notes, at 10.50%,
 interest payable semiannually on March 1
 and September 1 of each year, commencing
 March 1, 1994, due on September 1, 2003,
 and are subject to redemption on or after
 September 1, 1998 at the option of the
 Company, in whole or in part, at the
 redemption prices set forth below
 (expressed as percentages of the principal
 amount), plus accrued interest to the
 redemption date, for redemption during the
 12 month period beginning September 1, of     110,000        110,000
 the following years:
  1998 -- 103.938%, 1999 -- 102.625%,
  2000 -- 101.313%, and 2001 and
  thereafter -- 100.000%


Revolving Loan at Bankers Trust's prime rate
 plus 1.50%, or Bankers Trust's Eurodollar
 rate plus 2.50%, subject to certain
 limitations as well as downward adjustment
 for any interest period beginning after
 October 1, 1994 upon the satisfaction of       15,800              -
 certain financial criteria, due on August
 30, 1998 (interest rate - 7.91% at
 September 30, 1996)

(ii) Sweetheart Receivables Corporation

Sweetheart Receivables Corporation Series
 1994-1 A-V Trade Receivables-Backed Notes,
 a private placement, at Telerate one month
 LIBOR plus .40%.  Interest payable monthly
 commencing on October 17, 1994 through the
 Scheduled Pay-Out Period starting July 31,     60,000         60,000
 1999 (interest rates-5.90% and 6.28% at
 September 30, 1996 and 1995).


(iii)  Lily Cups Inc.

Term Facility, at Bank of Nova Scotia's
 prime rate plus 1.25% payable quarterly,
 due in equal annual repayments commencing
 October 31, 1994 and ending October 31,
 1998 (interest rates--7.0% and 9.50% at      $  4,210       $  5,635
 September 30, 1996 and September 30, 1995)

Operating Facility, at Bank of Nova Scotia's
 prime rate plus 1.25%, repaid and
 reborrowed until October 31, 1998, subject
 to satisfaction of certain conditions on
 the date of any such borrowing (interest
 rates--7.0% and 9.50% at September 30,          3,304           2,355
 1996 and September 30, 1995)                  --------       --------

                                               383,314         367,990
                                               --------       --------

Less - Current portion of long-term debt        (1,435)         (1,409)
                                               --------       --------

                                              $381,879        $366,581
                                               ========       ========

     The aggregate annual maturities of long-term debt at September 30, 1996 are as follows (in thousands):

            1997                            $    1,435
            1998                                17,188
            1999                                64,691
            2000                               190,000
            2001                                     -
            2002 and thereafter                110,000
                                             ---------

                                            $  383,314
                                              ========

     Long-term bonds consist of four industrial development bonds and a loan from the State of Maryland with interest rates ranging from 6.0% to 6.75%, due in varying amounts through 2006. The aggregate annual maturities of long-term bonds at September 30, 1996 are as follows (in thousands):


            1997                               $   100
            1998                                     -
            1999                                 2,500
            2000                                     -
            2001                                     -
            2002 and thereafter                  1,200
                                               -------

                                               $ 3,800
                                                ======


     The maximum month-end balances outstanding, average amounts outstanding, and the weighted average interest rates on the domestic Revolving Loan Facility and Canadian Operating Facility during the years ended September 30 were as follows (in thousands, except for interest rates):


                       Domestic Revolving Loan     Canadian Operating
                              Facility                  Facility
                      ------------------------   -----------------------
                          1996         1995         1996         1995
                       ---------    ---------     --------    ---------

Maximum month-end
 balances outstanding  $23,000      $14,800        $4,321      $3,840
                       =======      =======       =======      =======
Average amounts
 outstanding            $8,660       $4,362        $3,564      $2,716
                       =======      =======       =======      =======
Weighted average
 interest rates          8.63%        9.21%        8.16%       10.1%
                       =======      =======      =======      =======

1993 Credit Agreement
---------------------

     On August 30, 1993, the Company entered into the 1993 Credit Agreement, which provided for a $40 million Term Loan and a $75 million Revolving Loan Facility. The Company prepaid the $40 million Term Loan on September 20, 1994 in connection with the issuance of the Sweetheart Receivables Corporation 1994-1 A-V Trade Receivables-Backed Notes and it may not be reborrowed. Additionally, certain terms and conditions of the Credit Agreement were amended. The Revolving Loan Facility is limited to 50% of eligible inventory of Sweetheart Cup Company Inc. (up to a maximum of $150 million of eligible inventory). In addition, the combined borrowings outstanding under the Revolver plus the Sweetheart Receivables Corporation 1994-1 A-V Trade Receivables-Backed Notes less the aggregate amount of cash on deposit in certain Sweetheart Receivables Corporation accounts may not exceed $115 million in aggregate. The Revolving Loan borrowings were $15.8 million at September 30, 1996 and fully repaid at September 30, 1995.

     The borrowings under the 1993 Credit Agreement bear interest, at Sweetheart Cup Company Inc.'s option, at Bankers Trust Company's prime rate plus 1.50% or, subject to certain limitations, at Bankers Trust Company's Eurodollar rate plus 2.50%. Interest rates may be reduced by 0.25% as of October 1, 1994, and on the first day of any fiscal quarter thereafter, depending upon Sweetheart Cup Company Inc.'s ratios of cash flow coverage to interest expense. Up to $15 million of the Revolving Loan Facility may be utilized to issue Letters of Credit. Approximately $9.7 million in Letters of Credit were issued on behalf of Sweetheart Cup Company Inc. as of September 30, 1996 and 1995. The 1993 Credit Agreement also provides for the payment of a commitment fee of 0.5% per annum on the daily average unused amount of the commitments under the Revolving Loan Facility (approximately $299,600 and $307,800 for the years ended September 30, 1996 and 1995, respectively, as well as a 2.75% per annum fee on outstanding Letters of Credit (approximately $272,400 and $286,800 for the years ended September 30, 1996 and 1995, respectively).

     Loans made pursuant to the Revolving Loan Facility can be borrowed, repaid, and reborrowed from time to time until final maturity on August 30, 1998. The 1993 Credit Agreement provides for partial mandatory prepayments upon the issuance of equity by Sweetheart Holdings Inc. or any of its subsidiaries, and full repayment upon any change of control (as defined in the 1993 Credit Agreement). The Revolving Loan Facility also requires a $20 million clear-down period between December 1 and January 31 of each year, commencing December 1, 1994, whereby the average unused revolver during any consecutive 31-day period within the clear-down period must average $20 million; failure to do so results in an immediate reduction of the Revolving Loan Facility by $20 million effective immediately succeeding February 1.

     The indebtedness of Sweetheart Cup Company Inc. under the 1993 Credit Agreement is guaranteed by Sweetheart Holdings Inc. and secured by a first priority perfected security interest in inventory, spare parts and all proceeds of the foregoing of Sweetheart Cup Company Inc., a first priority security interest, shared with the holders of the Senior Secured Notes, in Shared Collateral (as defined in the 1993 Credit Agreement to include primarily all capital stock owned by Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. and of each of their respective present and future direct subsidiaries, all intercompany indebtedness payable to Sweetheart Holdings Inc. or Sweetheart Cup Company Inc. by Sweetheart Holdings Inc., Sweetheart Cup Company Inc. or their respective present and future subsidiaries, and any proceeds from business interruption insurance), and a second priority perfected security interest in the Senior Secured Note collateral as described below.

     The 1993 Credit Agreement contains various covenants which limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures, the use of proceeds from asset sales and certain other business activities, as well as requiring the Company to maintain on a consolidated basis certain specified ratios and levels at specified times, including, without limitation, maintenance of minimum interest coverage, a minimum current ratio and maximum indebtedness. The Company is currently in compliance with all covenants under the 1993 Credit Agreement.

Senior Secured Notes and Senior Subordinated Notes
--------------------------------------------------

     Sweetheart Cup Company Inc. is the obligor with respect to $190 million of Senior Secured Notes and $110 million of Senior Subordinated Notes. The Senior Secured Notes were issued pursuant to an Indenture among Sweetheart Cup Company Inc., Sweetheart Holdings Inc., as Guarantor, and United States Trust Company of New York, as Trustee (the "Senior Secured Indenture"). The Senior Secured Notes bear interest at 9.625% per annum, payable semi-annually in arrears on March 1 and September 1 each year to holders of record on February 15 or August 15 next preceding the interest payment date. The Senior Secured Notes mature on September 1, 2000 and were issued in denominations of $1,000 and integral multiples thereof.

     The Senior Secured Notes are secured by a first priority lien on the Senior Secured Note collateral (which includes all material properties and equipment and substantially all of the other assets of Sweetheart Cup Company Inc., but excludes collateral under the 1993 Credit Agreement, the capital stock of its subsidiaries, and intercompany indebtedness) and by a second lien on collateral under the 1993 Credit Agreement (primarily accounts receivable, inventory, and proceeds thereof as described above). The Senior Secured Notes and borrowings under the 1993 Credit Agreement are also jointly secured by Shared Collateral (comprised of pledges of the capital stock of Lily Canada, the capital stock of any direct subsidiaries formed or acquired in the future, future intercompany notes, and the proceeds of business interruption insurance).

     The Senior Secured Indenture contains various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemptions, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens, and certain other business activities. The Senior Secured Notes may be redeemed at the dates and prices indicated in the table above.

     The Senior Subordinated Notes were issued pursuant to an Indenture among Sweetheart Cup Company Inc., Sweetheart Holdings Inc., as Guarantor, and U.S. Trust Company of Texas, N.A., as Trustee (the "Senior Subordinated Indenture"). The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 each year to holders of record on the February 15 or August 15 next preceding the interest payment date. The Senior Subordinated Notes mature on September 1, 2003 and were issued in denominations of $1,000 and integral multiples thereof.

     The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all Senior Secured Notes, all borrowings under the 1993 Credit Agreement, and all other indebtedness not otherwise prohibited. As a result of the subordination provisions, and in the event of an insolvency or liquidation proceeding, holders of the Senior Subordinated Notes may recover a lesser percentage of their investment than other creditors of the Company.

     The Senior Subordinated Indenture contains various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemptions, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens, and certain other business activities. The Senior Subordinated Notes may be redeemed at the dates and prices indicated in the table above.

Sweetheart Receivables Corporation Series 1994-1 A-V Trade Receivables-Backed
----------------------------------------------------------------------------
Notes
-----

     Sweetheart Cup Company Inc. securitizes its receivables through its wholly owned limited purpose, bankruptcy-remote finance subsidiary, Sweetheart Receivables Corporation ("SRC"). This structure is intended to segregate receivables from Sweetheart Cup Company Inc.'s other assets or liabilities and achieve a lower cost of funds based on the credit quality of the receivables.

     On September 20, 1994, SRC issued and sold to Bankers Trust as Placement Agent, $60 million of Series 1994-1 A-V Trade Receivables-Backed Notes (the "Notes"), under an indenture and security agreement. The proceeds of the notes were used to purchase substantially all of the receivables of Sweetheart Cup Company Inc. on the closing date. SRC's share of the proceeds of collections on those receivables will be used to purchase newly generated receivables from Sweetheart Cup Company Inc. on an ongoing basis.

     SRC's purchase of receivables from Sweetheart Cup Company Inc. is intended to be a "true sale" for bankruptcy law purposes and without recourse to Sweetheart Cup Company Inc., except that Sweetheart Cup Company Inc. will be required to make payment to SRC for certain dilution of the receivables and will remain liable for making payments in connection of certain customary representations and covenants.

     SRC grants the Trustee, Manufacturer's and Traders Trust, a first perfected security interest in the receivables and certain other related assets, subject to certain limited exceptions. The holders of the Notes have no recourse to the assets of SRC in respect of obligations under the Notes. Noteholders are protected by over-collateralization of receivables on the Notes requiring certain amounts to be set aside in an equalization account and four months of interest set aside in the carrying cost account by the Trustee. These amounts may be invested by SRC in highly rated liquid investments such as A-1+ commercial paper and AAA moneymarket funds as rated by Standard & Poors Corporation. These amounts are shown on the consolidated balance sheet as restricted cash. Restricted cash totaled $28.9 million and $16.0 million at September 30, 1996 and 1995, respectively. Sweetheart Cup Company Inc. retains a promissory note which pays interest monthly at prime rate, subject to certain limitations, on these and other balances due from SRC.

     Sweetheart Cup Company Inc. acts as servicer of the receivables sold. The interest rate is based on Telerate's one month LIBOR plus .40% and is paid monthly. The Notes have a first scheduled principal payment date of July 31, 1999 and have a stated maturity date of September 30, 2000. There are certain early voluntary and involuntary liquidation events. Noteholders are entitled to certain breakage payments if the Notes are prepaid in part or whole prior to July 31, 1998. The breakage payment is equal to the present value of the .40% spread for the period from the prepayment date until the first scheduled principal payment date, multiplied by the amount of principal prepayment.

     The SRC promissory note and equity held by Sweetheart Cup Company Inc. constitute Shared Collateral which is a first priority interest shared under the Credit Agreement and Senior Secured Notes.

Canadian Credit Agreement
-------------------------

     On December 20, 1989, Lily Cups Inc. entered into a Term and Revolving Credit Facilities Agreement (the "Canadian Credit Agreement"), consisting of CDN $14.0 million of Term Advances and CDN $6.0 million of Operating Advances. Effective August 30, 1993, the Canadian Credit Agreement was renegotiated and extended to provide for equal annual repayments on the remaining CDN $9.5 million Term Facility of CDN $1.9 million beginning October 31, 1994 and ending October 31, 1998 and to provide for an additional CDN $1.0 million of Operating Advances in addition to the CDN $6.0 million Operating Facility previously available. The renegotiated and extended Operating Facility provides for a final repayment on October 31, 1998. Lily Cups Inc. has pledged substantially all its assets as collateral for the Canadian Credit Agreement. The Company is charged a 0.5% fee with respect to any unused balance available under the Canadian Credit Agreement as renegotiated and extended. At September 30, 1996 and 1995, the available capacity under the Canadian Credit Agreement was CDN $2.4 million and CDN $3.8 million, respectively (U.S. $1.8 million and U.S. $2.9 million, respectively).

(11)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

     Current assets and current liabilities - The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term bonds - The carrying amount approximates fair value based on the nature of the instrument.

     Long-term debt - The fair value of the Company's Senior Secured Notes and the Senior Subordinated Notes are based on the quoted market prices at the end of the fiscal years. The other instruments have variable interest rates that fluctuate along with current market conditions.

     The estimated fair values of the Company's financial instruments at September 30 are as follows (in thousands):


                                    1996                       1995
                           -----------------------   ------------------------
                            Carrying                   Carrying
                             Amount      Fair Value     Amount     Fair Value
                           ----------   -----------   -----------  ----------

Cash and cash equivalents $   4,371     $   4,371    $   8,001     $   8,001
Other current assets        311,761       311,761      293,476       293,476
Current portion of long-
 term debt and bonds          1,535         1,535        2,509         2,509
Other current liabilities   152,218       152,218      145,017       145,017
Long-term bonds               3,700         3,700        2,600         2,600
Long-term debt              381,879       388,792      366,581       366,970


     The fair value of the Company's long-term debt is estimated to be $6,913,000 higher than the carrying value at September 30, 1996 and $389,000 higher than the carrying value at September 30, 1995. The differences are primarily the result of fluctuations in the interest rate market since the issuance of the Company's Senior Secured Notes and Senior Subordinated Notes.



(12)  LEASE COMMITMENTS
-----------------------

     The Company leases certain transportation vehicles, warehouse and office facilities, and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled $15,636,000, $12,417,000 and $12,125,000 for the years ended September 30, 1996,
1995 and 1994, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 30, 1996 are as follows (in thousand of dollars):



            1997                                $7,284
            1998                                 5,659
            1999                                 4,752
            2000                                 4,125
            2001                                 3,170
            2002 and thereafter                  5,978
                                              --------

                                               $30,968
                                               =======


     Data with respect to Lily Cups Inc.'s rental commitments for the years 1997 and thereafter is not material and is not included in the above table.


(13)  SHAREHOLDERS' EQUITY
--------------------------

     Sweetheart Holdings Inc. has a single-class capital structure consisting of 3,000,000 shares of common stock, par value $.01 per share. As of August 30, 1993, 1,040,000 shares of single-class stock were issued to AIP, First Plaza Group Trust (Mellon Bank, N.A., as Trustee) and AT&T Master Pension Trust (Leeway and Company as nominee) for approximately $100.5 million. All outstanding shares of single-class common stock are deemed fully paid and nonassessable. The single-class common stock is neither redeemable nor convertible, and the holders thereof have no preemptive or other subscription rights to purchase any securities of Sweetheart Holdings Inc. There currently is no public market for this common stock. During the third quarter of fiscal year 1994, the Company issued 6,000 authorized shares of common stock for $100 per share. The Company received approximately $100,000 in cash and a $500,000 promissory note in consideration for the shares. The promissory note is reflected as a reduction to shareholders' equity in the consolidated balance sheet. There were 1,046,000 shares of single-class common stock outstanding as of September 30, 1996 and 1995.

     Subject to Delaware law and limitations in certain debt instruments (Senior Secured Notes, Senior Subordinated Notes, and borrowings under the 1993 Credit Agreement), common shareholders are entitled to receive such dividends as may be declared by Sweetheart Holdings Inc.'s Board of Directors out of funds legally available thereof. In the event of a liquidation, dissolution or winding up of Sweetheart Holdings, Inc., common shareholders are entitled to share ratably in all assets remaining after payment or provision for payment of debts or other liabilities of Sweetheart Holdings Inc. Each outstanding common share is entitled to one vote on any matter submitted to a vote of stockholders. This single-class common stock has no cumulative voting rights.

     The Board of Directors of Sweetheart Holdings Inc. approved the Stock Option and Purchase Plan (the "Plan") during fiscal year 1994 which provides for the granting of nonqualified and incentive stock options as defined by the Internal Revenue Code. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee has the authority to select participants, grant stock purchase options, and make all necessary determinations for the administration of the Plan. The exercise price per share of common stock under each option is fixed by the Committee at the time of the grant of the option and is equal to at least 100% of the fair market value of a share of common stock on the date of grant, but not less than $100 per share. The Committee determines the term of each option which may not exceed ten years from the date of grant of the option. Options are exercisable in equal increments over fiscal years 1994, 1995, 1996, and 1997, depending on certain operating results of the Company. Any options not exercisable within the above years are exercisable on the ninth anniversary of the grant of the option. Under the provisions of the Plan, the Committee may also grant participants the short-term option to purchase shares of common stock at a price per share equal to not less than the fair market value of the common stock on the date of grant. Short-term options expire 30 days after the date of grant to the extent not exercised.

     The Plan provides for the issuance of up to 103,000 shares of common stock in connection with the stock options granted under the Plan. Options that are canceled or expire unexercised are available for future grants. Key managers were granted a total of 54,737 options at the onset of the Plan while the remainder of the options were reserved for future allocation by the Board of Directors. The Company granted 10,400 and 6,070 options during 1996 and 1995, respectively. Options canceled totaled 6,140 and 8,322 during 1996 and 1995, respectively. At September 30, 1996, 2,664 shares were available for the granting of additional options. As the Company's stock is privately held, the value of the common stock is assumed to be $100 per share at all times during the year. Although no options were exercised during fiscal year 1995, 15,747 shares were exercisable at September 30, 1996.


(14)  RELATED-PARTY TRANSACTIONS
--------------------------------

     AIP, which is Sweetheart Holdings Inc.'s largest stockholder and is a private investment partnership which makes equity investments, principally in industrial and manufacturing companies in the United States, is managed by AIPM, an affiliate of AIP. AIPM receives an annual fee of approximately $1.85 million for providing general management, financial and other corporate advisory services, and is reimbursed for certain out-of-pocket expenses. The fees are paid to AIPM pursuant to a management services agreement among AIPM, Sweetheart Holdings Inc. and Sweetheart Cup Company Inc.

      In addition, for the year ended September 30, 1996, the Company will reimburse AIPM for $950,000 of expenses incurred in connection with an investigation of the Company's strategic alternatives.

 (15)  BUSINESS SEGMENT AND MAJOR CUSTOMERS
-------------------------------------------

     The Company operates in a single industry which is the manufacture and distribution of paper and plastic related products. Sales to a major customer accounted for 13.6% of net sales for the year ended September 30, 1996, and 13.0% of net sales for both the years ended September 30, 1995 and 1994.

(16)  CONTINGENCIES
-------------------

     An action entitled Allan C. Aldridge, et al. v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, is currently pending against The Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Sweetheart Cup Company Inc. in the United States District Court for the Southern District of Georgia. The class action was originally brought in the state court in Georgia in April 1987 against Lily-Tulip. The original complaint contained vacation pay claims asserted by a putative class of approximately 780 salaried employees of Lily-Tulip as of December 31, 1982 who were entitled to vacation benefits. The complaint alleged that Lily-Tulip wrongfully deprived these employees of vacation pay allegedly earned during the 1982 calendar year. Based upon these alleged facts, the complaint contained causes of action for breach of contract, fraud, breach of trust, conversion, a violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and violations of the federal and Georgia state RICO statutes. In May 1987, the state court action was removed to the United States District Court for the Southern District of Georgia. The plaintiff subsequently amended the complaint adding new counts for relief alleging that Lily-Tulip committed certain wrongful actions in connection with the December 31, 1986 termination of the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan"), including that Lily-Tulip allegedly forced certain employees to take early retirement, and that a lump-sum retirement benefit had been calculated using incorrect actuarial assumptions. Based upon these Plan-related allegations, the plaintiff charged that Lily-Tulip had violated ERISA and further asserted that Lily-Tulip's motive was to force retirement upon this class of people. Lily-Tulip moved to dismiss the amended complaint in its entirety.

     A second complaint was thereafter filed in March 1988 against the defendants. It purported to be on behalf of a larger class of plaintiffs and named two additional class representatives (purportedly representing an ADEA (as defined below) and an ERISA class containing three sub-classes). The complaint made new, additional charges of Lily-Tulip's understating of retirement benefits, including alleged ERISA and common law and Age Discrimination in Employment Act ("ADEA") violations. The plaintiffs in the putative ADEA class alleged that they were forced to retire as a result of the termination of the Plan. These plaintiffs sought back pay, forward pay, interest, punitive damages and attorney's fees. In April 1988, defendants moved to dismiss the majority of the second complaint, opposed plaintiff's motion for class certification, and moved for a stay of all discovery, except that related to the issue of plaintiffs' class certification motion. The discovery motion was subsequently granted.

     In May 1989, the Court consolidated the two separate actions and ordered plaintiffs to "recast" their complaints, and renew their motion for class certification. On June 5, 1989 plaintiffs refiled their complaint alleging basically the same three categories of violations (vacation pay, ERISA, and ADEA). Defendants again moved to dismiss most of the complaint and again opposed class certification. On November 22, 1989, the Court granted plaintiffs' motion for class certification. On June 11, 1990, the Court rendered its decision on defendants' motion to dismiss plaintiffs' ERISA and vacation benefit claims in Aldridge, et al. v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee, et al., 741 F. Supp. 906 (S.D. Ga. 1990), denying defendants' motion to dismiss the vacation benefit claims and granting the motion as to all but one of the ERISA claims. The District Court certified most of the issues for interlocutory appeal to the United States Court of Appeals for the Eleventh Circuit pursuant to 28 U.S.C. 1292(b). On February 12, 1992, the Eleventh Circuit affirmed the District Court's decision with respect to the dismissal of the ERISA claims and reversed the District Court's decision denying dismissal of the vacation benefit RICO claims. This decision is reported at Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee, et al., 953 F.2d 587 (11th Cir. 1992).

     Following the Circuit Court decision, the parties filed cross motions for summary judgment with the District Court and the Company renewed its motion to discuss certain of the vacation pay claims. On September 15, 1993, the District Court rendered a decision granting plaintiffs' motion for partial summary judgment and denying the Company's cross motion for partial summary judgment with respect to the alleged violations of ERISA as well as the Company's renewed dismissal motion. As to the ERISA claims, the District Court held that the Plan had not been effectively terminated on December 31, 1986, that it is therefore ongoing, and that the Company is required to fund contributions to the Plan for periods after December 31, 1986 in accordance with the funding requirements of ERISA. The District Court, however, also sua sponte stayed implementation of its decision pending appeal.

     On December 27, 1994, the Eleventh Circuit reversed the District Court's decision that the Lily Plan was not terminated, held that the plan was, in fact, terminated on December 31, 1986, and remanded the case to the district court. Plaintiffs then moved before the Eleventh Circuit for rehearing or rehearing en banc, and that motion was denied on June 30, 1995.

     On July 6, 1995, the Company moved before the District Court for an order dismissing the action in its entirety in conformity with the Eleventh Circuit's decision noted above. On July 19, 1995 , plaintiffs cross-moved for judgment in their favor or, alternatively, for trial of certain allegedly unresolved factual issues. Oral argument on the motions was heard on July 20, 1995. The motions before the District Court remain sub judice.

     On September 28, 1995, plaintiffs filed a petition for a writ of certiorari with the United States Supreme Court. The Supreme Court denied the petition on December 4, 1995.

     On October 15, 1993, the Company reached an agreement to settle all claims in the Aldridge litigation, except the ERISA claims pending before the District Court. In return for complete releases for all non-ERISA claims, the Company deposited $3,000,000 into a settlement fund which has been distributed to class members. The administrative costs of the settlement and Plaintiffs' counsel fees and expenses were also paid from the settlement fund. The settlement did not have a material adverse effect on the Company's financial position or results of operations.

      On March 22, 1996, the United States District Court ordered entry of judgment in favor of the Company regarding Allan C. Aldridge, et al. v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. On April 1, 1996, the Plaintiffs filed a Motion for Amendment, Reconsideration, or Correction of the District Court Order. The motion remains sub judice.

     Management believes that the Company will ultimately prevail on the remaining issues in this action. This position is buttressed by the fact that the Internal Revenue Service previously issued a favorable determination letter approving the termination effective as of December 31, 1986, and by the fact that the Pension Benefit Guaranty Corporation ("PBGC") supports the Company's position. Due to the complexity of the claims and the varying assumptions that may be employed in making calculations in this area, the Company cannot determine at the present time with any certainty the amount of damages it would be required to pay should plaintiffs prevail; however, there can be no assurance that such amount would not have a material adverse effect on the Company's financial position or results of operations.

     The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. Moreover, the Company is presently conducting an environmental investigation at one Company location. While it is possible that this matter may be resolved unfavorably to the Company, management believes that such resolution will not materially affect the Company's financial position or results of operations.

     The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, the ultimate liabilities, if any, after considering the reserves established, will not materially affect the Company's financial position or results of operations.


(17)  ASSET TRANSFER
--------------------

     On October 6, 1993, the manufacturing assets and manufacturing employees of Sweetheart Cup Company Inc. located in Illinois, Massachusetts, Maryland, Missouri, and New Hampshire were transferred to Sweetheart Holdings Inc. These assets were transferred subject to the mortgage and liens granted in favor of the trustee under the Senior Secured Notes Indenture. Under such Indenture, Sweetheart Cup Company Inc. and Sweetheart Holdings Inc. delivered to such trustee a solvency letter and certain officers' certificates with respect to the terms of the transfer. The transferred assets are pledged to such trustee to secure Sweetheart Holdings Inc.' s obligations under its secured guarantee. In connection with this transfer, Sweetheart Cup Company Inc. contracts with Sweetheart Holdings Inc. to manufacture certain Sweetheart Cup Company Inc.' s products. This transfer, as completed, has no effect on the holders of the Senior Secured or Senior Subordinated Notes.

 (18)  SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.
-----------------------------------------------------------------------

     The following tables provide summarized financial information for Sweetheart Cup Company Inc. and subsidiaries (in thousands):


                             September 30,  September 30,
                                  1996           1995
                              ------------   ------------

Current assets                  $572,259       $557,248
Noncurrent assets                174,006        173,051
Current liabilities              127,728        122,259
Noncurrent liabilities           519,635        529,171



                              For the          For the          For the
                             year ended       year ended       year ended
                           September 30,    September 30,    September 30,
                                1996             1995             1994
                           -------------    --------------   -------------

Net sales                     $903,309          $931,792        $845,510
Gross income                   107,606            80,362          87,310

Net income (loss)               20,213               766           3,092


                     INDEX TO FINANCIAL STATEMENT SCHEDULES



                                                                    PAGE
                                                                    ----

Report of Independent Public Accountants                              52

Schedule II - Valuation and Qualifying Accounts                       53



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries included in this Form 10-K and have issued our reports thereon dated November 25, 1996. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
November 25, 1996





                                                                     SCHEDULE II


                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                            Additions
                                     ------------------------
                         Balance at   Charged to   Charged                  Balance at
                        beginning of  costs and    to other    Deductions      end of
    Classifications        period    expenses (1) accounts (2)     (3)         period
  ------------------    -----------  -----------  -----------  -----------   ----------


Allowance for Doubtful
 Accounts:
Year ended September       $2,524        $369         $ 46         $473       $2,466
 30, 1996
Year ended September        2,468         556            9          509        2,524
 30, 1995
Year ended September        2,309         544           27          412        2,468
 30, 1994

-------------------------
(1)   Current year provision for doubtful accounts.
(2) Includes recoveries on accounts previously written off, translation adjustments and reclassifications.
(3)   Accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on December 20, 1996.

                                SWEETHEART HOLDINGS INC.
                                (Registrant)

                                By:   /s/ WILLIAM F. McLAUGHLIN
                                    -------------------------------------------
                                       William F. McLaughlin
                                       President & Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 20, 1996, by the following persons in the capacities indicated:

           SIGNATURE                      CAPACITY
           ----------                     ----------



        /s/ BURNELL R. ROBERTS        Chairman of the Board
   ---------------------------------
          Burnell R. Roberts




        /s/ WILLIAM F. McLAUGHLIN     President and Director (Chief Executive
   --------------------------------   Officer)
         William F. McLaughlin



        /s/ W. RICHARD BINGHAM        Director
   --------------------------------
            W. Richard Bingham



        /s/ THEODORE C. ROGERS        Director
   --------------------------------
            Theodore C. Rogers



        /s/ PETER W. C. MATHER        Director
   -------------------------------
            Peter W. C. Mather



        /s/ ROGER A. LINDAHL          Treasurer (Principal Financial Officer
   --------------------------------   and Principal Accounting Officer)
            Roger A. Lindahl

































                             - 107 -