Form 10-Q
period 1996-12-31
SWEETHEART HOLDINGS INC \DE\
filed 1997-02-11
CIK 908141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
                               December 31, 1996

      [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from           to
                        Commission file number 33-64814

                           SWEETHEART HOLDINGS INC.*
             (Exact name of registrant as specified in its charter)

                Delaware                              06-1281287
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

 10100 Reisterstown Road, Owings Mills,                 21117
                Maryland                              (Zip Code)
(Address of principal executive offices)
        Registrant's telephone number, including area code: 410/363-1111


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]


    The number of shares outstanding of the Registrant's common stock as of
                               February 11, 1997:
      Sweetheart Holdings Inc. Common Stock, $0.01 par value - 1,046,000 shares



* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.






                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Sweetheart Holdings Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                                                                     (Unaudited)
                                                                                    December 31,          September 30,
                                                                                        1996                   1996
                                                                                   ---------------        --------------

                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash and cash equivalents                                                       $   6,343               $   4,371
    Restricted cash                                                                    35,154                  28,870
    Receivables, less allowances of $2,525 and $2,466, respectively                    70,297                  88,183
    Inventories                                                                       170,299                 192,937

    Deferred income taxes                                                               1,771                   1,771
                                                                                     --------               ---------
         Total current assets                                                         283,864                 316,132

    Property, plant and equipment                                                     536,751                 527,394
    Less - Accumulated depreciation                                                   110,198                  99,561
                                                                                    ---------               ---------
    Net property, plant and equipment                                                 426,553                427,833

    Other assets                                                                       18,802                  18,645
                                                                                    ---------               ---------
         Total assets                                                               $ 729,219               $ 762,610
                                                                                    =========               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                       -----------------------------------
CURRENT LIABILITIES
    Accounts payable                                                                $  43,461               $  70,472
    Accrued payroll and related costs                                                  42,061                  47,828
    Other current liabilities                                                          39,123                  33,918
    Current portion of long-term debt and bonds                                         1,479                   1,535
                                                                                    ---------               ---------
         Total current liabilities                                                    126,124                 153,753

    Long-term debt                                                                    402,507                 381,879
    Long-term bonds                                                                     3,700                   3,700
    Deferred income taxes                                                               8,413                  17,803
    Other liabilities                                                                  81,013                  84,060

SHAREHOLDERS' EQUITY
    Common stock -- Par value $.01 per share; 3,000,000 shares authorized;
         1,046,000 shares issued and outstanding                                      101,100                 101,100
    Cumulative translation adjustment                                                    (405)                   (322)
    Retained earnings                                                                   7,190                  21,060
    Note receivable related to purchase of common stock                                  (423)                   (423)
                                                                                    ----------              ----------
         Total shareholders' equity                                                   107,462                121,415
                                                                                    ---------               ---------
         Total liabilities and shareholders' equity                                $  729,219               $ 762,610
                                                                                    =========               =========

          See accompanying notes to consolidated financial statements.

                   Sweetheart Holdings Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                                 (In Thousands)



                                                            For the three months ended
                                                                   December 31,
                                                          ------------------------------

                                                              1996              1995
                                                           ----------       -----------

Net sales                                                   $ 189,471        $ 207,893

Cost of sales                                                 183,049          191,501
                                                           ----------        ---------

  Gross income                                                  6,422           16,392

Selling, general and administrative                            19,925           17,352
                                                           ----------        ---------

  Operating income                                            (13,503)            (960)

Interest expense                                                9,953            9,570

Other income, net                                                 337              453
                                                           ----------        ---------

    Income (loss) before income
         tax expense (benefit)                                (23,119)         (10,077)

Income tax expense (benefit)                                   (9,247)          (4,030)
                                                           ----------        ---------


     Net income (loss)                                      $ (13,872)       $  (6,047)
                                                           ==========        =========

               See accompanying notes to consolidated financial statements.


                      Sweetheart Holdings Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (In Thousands)

                                                                            For the three months ended
                                                                                   December 31,
                                                                           ----------------------------

                                                                              1996               1995
                                                                          -----------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                           $ (13,872)         $(6,047)
         Depreciation and amortization                                        11,494             9,540
         Deferred income tax benefit                                          (9,222)           (4,166)
         Decrease in receivables                                              17,886            21,370
         Decrease in inventories                                              22,638             8,495
         Decrease in accounts payable                                        (27,011)          (12,443)
         Other, net                                                           (4,751)             (617)
                                                                           ----------          --------
             Net cash (used in) provided by operating activities              (2,838)           16,132
                                                                           ----------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                           (9,523)          (11,493)
         Proceeds from sale of property, plant and equipment
                                                                           ----------          -------
             Net cash used in investing activities                            (9,523)          (11,493)
                                                                           ----------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds of debt                                                     85,150             8,549
         Repayment of debt                                                   (64,533)           (8,616)
         Increase in restricted cash                                          (6,284)           (7,289)
         Payment received on common stock note receivable                                           20
                                                                           ----------          --------
             Net cash provided by (used in) financing activities              14,333            (7,336)
                                                                           ---------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,972            (2,697)
                                                                           ---------           --------
CASH AND CASH EQUIVALENTS, beginning of period                                 4,371             8,001
                                                                           ---------           --------
CASH AND CASH EQUIVALENTS, end of period                                    $  6,343           $ 5,304
                                                                           =========           ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                      $  1,813           $ 1,156
                                                                           ==========          ========

         Income taxes paid                                                  $     69           $   472
                                                                           ==========          ========




            See accompanying notes to consolidated financial statements.



                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule
10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and subsidiaries' (the "Company") financial position as of December 31, 1996 and the results of operations and cash flows for the three months ended December 31, 1996 have been included. Operating results for the three month period ended
December 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1997.


(2)  RESTRICTED CASH

          The cash balances of Sweetheart Receivables Corporation are restricted from transfer to other entities within the Company. The balance of restricted cash was $35.2 million at December 31, 1996 and $28.9 million at September 30, 1996.


(3)  INVENTORIES

      The components of inventories were as follows (in thousands):


                                             December 31,     September 30,
                                                 1996             1996
                                              -----------     ------------

Raw materials and supplies                     $ 47,880         $ 55,265
Finished goods and partly-finished products     122,419          137,672
                                                --------       ---------
                                               $170,299         $192,937
                                                ========       =========



(4)  SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

          Sweetheart Holdings Inc. is the guarantor of the 9 5/8% Senior Secured
Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart
Cup Company Inc., a wholly owned subsidiary of Sweetheart Holdings Inc.
Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands):


                                       (Unaudited)
                                    December 31, 1996      September 30,1996
                                    -----------------      ----------------

Current assets                            $558,408             $572,259
Noncurrent assets                          173,244              174,006
Current liabilities                        104,781              127,728
Noncurrent liabilities                     542,032              519,635



                                                  (Unaudited)
                                          For the three months ended
                                                 December 31,
                                      -----------------------------------

                                           1996                  1995
                                      -------------          -------------

Net sales                                 $189,471             $207,893
Gross income                                  (456)               7,003
Net Loss                                   (13,979)              (7,097)


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

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
1995 (UNAUDITED)

     Net sales decreased to $189.5 million for the three months ended December
31, 1996 from $207.9 million for the same period in 1995, a decrease of $18.4 million or 8.9%. The decrease in net sales reflects a 1.2% decrease in domestic sales volume and a 6.4% decrease in domestic sales price. Foodservice sales volume increased 0.6% while Food Packaging sales volume decreased 13.5%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The increase in Foodservice volume is primarily attributable to increases in distributor and national account volume. The decrease in Food
Packaging volume is primarily attributable to decreases in both the cultured and frozen segments. Foodservice and Food Packaging selling prices decreased 7.0% and 2.9%, respectively. Canadian sales decreased 7.8% from the same period in 1995.

          Cost of sales decreased to $183.0 million for the three months ended
December 31, 1996 from $191.5 million for the same period in 1995, a decrease of $8.5 million or 4.4%. As a percentage of net sales, cost of sales increased to 96.6% for the three months ended December 31, 1996 from 92.1% for the same period in 1995. The increase in cost of sales as a percentage of net sales was due primarily to lower production levels than in 1995, which resulted in decreased inventory and caused less overhead costs to be absorbed into inventory. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs materially from the change in the prior year period.

          Gross income decreased to $6.4 million for the three months ended
December 31, 1996 from $16.4 million for the same period in 1995, a decrease of $10.0 million due to the reasons described above.

          Selling, general and administrative expenses increased to $19.9 million for the three months ended December 31, 1996 from $17.4 million for the same period in 1995, an increase of $2.5 million or 14.4%. As a percentage of net sales, selling, general and administrative expenses increased to 10.5% for the three months ended December 31, 1996 from 8.3% for the same period in 1995.
This increase is primarily attributable to an expanded marketing effort in the Foodservice line, and maintenance and depreciation on the new MIS system.

          Operating loss increased to $13.5 million for the three months ended
December 31, 1996 from $1.0 million for the same period in 1995, an increase of $12.5 million due to the reasons described above.

          Interest expense increased to $10.0 million for the three months ended
December 31, 1996 from $9.6 million for the same period in 1995, an increase of $0.4 million or 4.2%.

          Income tax benefit increased to $9.2 million for the three months ended December 31, 1996 from $4.0 million for the same period in 1995.

          Net loss increased to $13.9 million for the three months ended
December 31, 1996 from $6.0 million for the same period in 1995, an increase of $7.9 million, due to the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's business is highly seasonal with the majority of its net cash inflows from operations realized in the second and third quarters of the calendar year. The Company builds inventory to prepare for the high seasonal demands of the summer months when away-from-home consumption increases. As a result, the Company requires access to working capital lines to meet its production requirements during periods of reduced cash flow.

          For the three months ended December 31, 1996, $9.5 million of net capital additions, $0.4 million reduction of Canadian operating facility borrowings, $2.8 million of cash used for operations, $2.0 million increase in cash balances, and a $6.3 million increase in restricted cash were funded through $21.0 million of domestic revolving loan borrowings. At December 31, 1996, the Company had approximately $30.0 million of combined availability under its domestic revolving loan and Canadian operating facilities. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the three months ended December 31, 1996 was $43.9 million, while the average balance outstanding totaled approximately
$37.8 million.

          For the three months ended December 31, 1995, $11.5 million of net capital additions, $1.4 million of Canadian term loan reductions, and a $7.3 million increase in restricted cash were funded through $16.1 million of cash provided by operations, $1.4 million of Canadian operating facility borrowings, and a $2.7 million decrease in cash balances. At December 31, 1995, the Company had approximately $66.8 million of combined availability under its domestic revolving loan and Canadian operating facilities. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the three months ended December 31, 1995 was $3.7 million, while the average balance outstanding totaled approximately $3.8 million.

          The Company's principal uses of cash for the next several years will be working capital requirements, capital expenditures, and debt service requirements. Management expects that annual capital expenditures will remain at or near historical levels during the next few years as the Company continues to pursue new product development and cost reduction opportunities. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities.

          Management believes that cash generated by operations and funds available for working capital borrowings under the domestic revolving loan facility and the Canadian operating facility will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.

NET OPERATING LOSS CARRYFORWARDS

          As of September 30, 1996, the Company had approximately $126 million of net operating loss ("NOL") carryforwards for federal income tax purposes.
Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized, which could adversely affect the Company's ability to satisfy its obligations as they become due. The Company has reserved a portion of the tax benefit of its NOL carryforwards for financial statement purposes. The Company believes that future taxable income will be attainable due primarily to management's commitment to cost reduction strategies
(as indicated by the Company's intent to continue significant capital spending for cost reduction opportunities) and significantly reduced interest expense due to the Company's new capital and debt structure.


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

ACCOUNTING PRONOUNCEMENTS

          In October 1996, the Company adopted SFAS No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 did not have a material impact on net income.

      In October 1996, the Company adopted SFAS No. 123, Accounting for Stock
Based Compensation, which provides an alternative to APB Opinion No. 25,
Accounting for Stock Issued to Employees in accounting for stock based compensation issued to employees. The company has adopted only the disclosure provisions of Statement 123, and the impact was not material.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

            10.33 Promissory Note dated September 24, 1996 between Sweetheart
                  Holdings Inc. and the State of Maryland Department of Business and Economic Development (relating to the Loan Agreement filed as exhibit 10.27 to the Company's September 30, 1996 Form 10-
                  K)

            27.0  Financial Data Schedule

         (b)  Reports on Form 8-K:

             There were no reports filed on Form 8-K during the three month period ended December 31, 1996.


                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                    SWEETHEART HOLDINGS INC.
                                    (registrant)

Date:  February 11, 1997                By:  /s/ Roger A. Lindahl
       -----------------                     --------------------
                                        Roger A. Lindahl
                                        Treasurer (Principal Financial Officer
                                        and Principal Accounting Officer)

