Form 10-Q
period 1997-03-31
SWEETHEART HOLDINGS INC \DE\
filed 1997-05-09
CIK 908141

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
                                March 31, 1997

     [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from           to

                        Commission file number 33-64814

                           SWEETHEART HOLDINGS INC.*
            (Exact name of registrant as specified in its charter)

                Delaware                              06-1281287
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)              Identification No.)

 10100 Reisterstown Road, Owings Mills,                 21117
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

Yes [X] No [   ]


   The number of shares outstanding of the Registrant's common stock as of:
                                  May 9, 1997
     Sweetheart Holdings Inc. Common Stock, $0.01 par value - 1,046,000 shares



* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.








                                                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             Sweetheart Holdings Inc. and Subsidiaries
                                                    Consolidated Balance Sheets
                                                 (In thousands, except share data)
                                                                                     (Unaudited)
                                                                                    March 31,           September 30,
                                                                                        1997                   1996
                                                                               ------------------      ----------------
                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash and cash equivalents                                                       $    3,693             $    4,371
    Restricted cash                                                                     30,114                 28,870
    Receivables, less allowances of $2,559 and $2,466, respectively                     77,054                 88,183
    Inventories                                                                        184,926                192,937
    Deferred income taxes                                                                1,771                  1,771
                                                                                    ----------             ----------
         Total current assets                                                          297,558                316,132

    Property, plant and equipment                                                      552,201                527,394
    Less - Accumulated depreciation                                                    120,900                 99,561
                                                                                    ----------             ----------
    Net property, plant and equipment                                                  431,301                427,833


    Other assets                                                                        17,755                 18,645
                                                                                    ----------             ----------

         Total assets                                                               $  746,614             $  762,610
                                                                                    ==========             ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                $   62,080             $   70,472
    Accrued payroll and related costs                                                   47,324                 47,828
    Other current liabilities                                                           37,500                 33,918
    Current portion of long-term debt and bonds                                          2,006                  1,535
                                                                                    ----------             ----------
         Total current liabilities                                                     148,910                153,753

    Long-term debt                                                                     424,748                381,879
    Long-term bonds                                                                      3,700                  3,700
    Deferred income taxes                                                                1,255                 17,803
    Other liabilities                                                                   71,004                 84,060

SHAREHOLDERS' EQUITY
    Common stock -- Par value $.01 per share; 3,000,000 shares authorized;
         1,046,000 shares issued and outstanding                                       101,100                101,100
    Cumulative translation adjustment                                                     (540)                  (322)
    Retained  (deficit) earnings                                                        (3,192)                21,060
    Note receivable related to purchase of common stock                                   (371)                  (423)
                                                                                    ----------             ----------
         Total shareholders' equity                                                     96,997                121,415
                                                                                    ----------             ----------
         Total liabilities and shareholders' equity                                 $  746,614             $  762,610
                                                                                    ==========             ==========



                                    See accompanying notes to consolidated financial statements.






                                             Sweetheart Holdings Inc. and Subsidiaries
                                               Consolidated Statements of Operations
                                                            (Unaudited)
                                                           (In Thousands)



                                             For the quarter ended
                                                   March 31,                         For the six months ended
                                        --------------------------------         ---------------------------------

                                             1997              1996                   1997               1996
                                       ---------------    --------------         --------------     --------------
Net sales                               $ 183,686         $   203,196           $   373,157         $   411,089

Cost of sales                             170,257             183,407               353,306             374,908
                                         --------            --------              --------            --------

  Gross income                             13,429              19,789                19,851              36,181

Selling, general and administrative
 expense                                   20,363              19,078                40,288              36,430
                                         --------            --------              --------            --------

    Operating (loss) income                (6,934)                711               (20,437)               (249)


Interest expense                           10,103               9,688                20,056              19,258

Other (expense) income, net                  (265)                421                    72                 874
                                         --------            --------              --------            --------

   Loss before income tax benefit         (17,302)             (8,556)              (40,421)            (18,633)

Income tax benefit                         (6,921)             (3,426)              (16,168)             (7,456)
                                         --------            --------              --------            --------

    Net loss                            $ (10,381)         $   (5,130)          $   (24,253)        $   (11,177)
                                         ========            ========              ========            ========


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






                                                Sweetheart Holdings Inc. and Subsidiaries
                                                  Consolidated Statements of Cash Flows
                                                               (Unaudited)
                                                              (In Thousands)

                                                                             For the six months ended
                                                                                    March 31,
                                                                         --------------------------------

                                                                              1997               1996
                                                                        ---------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                         $ (24,253)          $(11,177)
                                                                             23,384             20,012
         Depreciation and amortization                                      (16,168)            (7,484)
         Deferred income tax benefit                                         11,129             13,450
         Decrease in receivables                                              8,011              1,692
         Decrease in inventories                                             (8,392)            (9,519)
         Decrease in accounts payable                                       (11,771)            (6,677)
         Other, net                                                         --------           --------

       Net cash (used in) provided by operating activities                  (18,060)               297
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                         (24,889)           (19,806)
         Proceeds from sale of property, plant and equipment                      -                179
                                                                            --------           --------
             Net cash used in investing activities                          (24,889)           (19,627)
                                                                            --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds of debt                                                   170,058             74,927
         Repayment of debt                                                 (126,595)           (51,613)
         Increase in restricted cash                                         (1,244)            (6,491)
         Payment received on common stock note receivable                        52                 20
                                                                            --------           --------
             Net cash provided by financing activities                       42,271             16,843
                                                                            --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (678)            (2,487)
                                                                           --------            --------
CASH AND CASH EQUIVALENTS, beginning of period                                4,371              8,001
                                                                           --------            --------
CASH AND CASH EQUIVALENTS, end of period                                  $   3,693           $  5,514
                                                                           ========            ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                    $  18,529           $ 17,638
                                                                           ========           ========
         Income taxes paid                                                $     571           $  1,339
                                                                           ========           ========

                                      See accompanying notes to consolidated financial statements.








                  SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule 10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and subsidiaries' (the "Company") financial position as of March 31, 1997 and the results of operations and cash flows for the six months ended March 31, 1997 have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997.


(2)  RESTRICTED CASH

          The cash balances of Sweetheart Receivables Corporation are restricted from transfer to other entities within the Company. The balance of restricted cash was $30.1 million at March 31, 1997 and $28.9 million at September 30, 1996.


(3)  INVENTORIES

      The components of inventories were as follows (in thousands):


                                               March 31,        September 30,
                                                 1997               1996
                                              -----------       ------------

Raw materials and supplies                      $ 47,446            $ 55,265
Finished goods and partly-finished products      137,480             137,672
                                                --------            --------

                                               $ 184,926            $192,937
                                                ========            ========



(4)  SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

          Sweetheart Holdings Inc. is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of Sweetheart Holdings Inc. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands):


                                     (Unaudited)
                                   March 31, 1997       September 30,1996
                                  -----------------     -----------------

      Current assets                   $575,130             $572,259
      Noncurrent assets                 173,413              174,006
      Current liabilities               124,374              127,728
      Noncurrent liabilities            550,199              519,635



                            (Unaudited)                    (Unaudited)
                       For the quarter ended         For the six months ended
                             March 31,                      March 31,
                   -----------------------------    -------------------------

                       1997             1996            1997          1996
                   -------------    ------------     -----------   ----------

Net sales             $183,686        $203,196        $373,157      $411,089
Gross income             6,056          16,402           5,600        23,405
Net Loss               (10,735)         (2,764)        (24,714)       (9,861)



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


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

     Net sales decreased to $183.7 million for the three months ended March 31, 1997 from $203.2 million for the same period in 1996, a decrease of $19.5 million or 9.6%. The decrease in net sales reflects a 4.1% decrease in domestic sales volume and a 4.5% decrease in domestic sales price. Foodservice sales volume decreased 2.7% while Food Packaging sales volume decreased 12.2%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Food Packaging volume is primarily attributable to decreases in demand experienced by key accounts in their customer base in both the cultured and frozen segments. Foodservice and Food Packaging selling prices decreased 4.6% and 4.0%, respectively. Price has been negatively impacted by falling raw material prices and by competition in the marketplace. The benefits of lower raw material prices are generally passed on to customers. Canadian sales decreased 7.8% from the same period in 1996.

     Cost of sales decreased to $170.3 million for the three months ended
March 31, 1997 from $183.4 million for the same period in 1996, a decrease of $13.1 million or 7.1%. As a percentage of net sales, cost of sales increased to 92.7% for the three months ended March 31, 1997 from 90.3% for the same period in 1996. The Company has focused on initiatives to reduce manufacturing costs in light of price conditions in the marketplace described above. Raw material and labor costs have been held constant as a percentage of sales. Although overhead spending has remained at 1996 levels, this cost as a percentage of sales has increased.

     Gross income decreased to $13.4 million for the three months ended March 31, 1997 from $19.8 million for the same period in 1996, a decrease of $6.4 million due to the reasons described above.

     Selling, general and administrative expenses increased to $20.4 million for the three months ended March 31, 1997 from $19.1 million for the same period in 1996, an increase of $1.3 million or 6.8%. As a percentage of net sales, selling, general and administrative expenses increased to 11.1% for the three months ended March 31, 1997 from 9.4% for the same period in 1996. This increase is primarily attributable to normal inflation in the wage base, and maintenance and depreciation on the new MIS system.

     Operating loss was $6.9 million for the three months ended March 31, 1997 while operating income was $0.7 million for the same period in 1996, a decrease of $7.6 million due to the reasons described above.

     Interest expense increased $0.4 million or 4.1% to $10.1 million for the three months ended March 31, 1997 from $9.7 million for the same period in 1996. This increase is a result of higher revolving loan borrowings.

     Income tax benefit increased to $6.9 million for the three months ended March 31, 1997 from $3.4 million for the same period in 1996.

     Net loss increased to $10.4 million for the three months ended March 31, 1997 from $5.1 million for the same period in 1996, an increase of $5.3 million, due to the reasons described above.


SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

     Net sales decreased to $373.2 million for the six months ended March 31, 1997 from $411.1 million for the same period in 1996, a decrease of $37.9 million or 9.2%. The decrease in net sales reflects a 2.5% decrease in domestic sales volume and a 5.7% decrease in domestic sales price. Foodservice sales volume decreased 0.8% while Food Packaging sales volume decreased 12.8%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Food Packaging volume is primarily attributable to decreases in demand experienced by key accounts in their customer base in both the cultured and frozen segments. Foodservice and Food Packaging selling prices decreased 6.0% and 3.5%, respectively. Price has been negatively impacted by falling raw material prices and by competition in the marketplace. The benefits of lower raw material prices are generally passed on to customers. Canadian sales decreased 7.5% from the same period in 1996.

     Cost of sales decreased to $353.3 million for the six months ended
March 31, 1997 from $374.9 million for the same period in 1996, a decrease of $21.6 million or 5.8%. As a percentage of net sales, cost of sales increased to 94.7% for the six months ended March 31, 1997 from 91.2% for the same period in 1996. The increase in cost of sales as a percentage of net sales was due to the reasons described for the quarter's cost of sales above, as well as to changes in overhead absorption. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs significantly from the change in the prior year period. In 1996, inventory levels increased, resulting in an absorption of fixed costs into inventory. In 1997, inventory levels declined, and the fixed costs associated with inventories sold were recognized.

     Gross income decreased to $19.9 million for the six months ended March 31, 1997 from $36.2 million for the same period in 1996, a decrease of $16.3 million due to the reasons described above.

     Selling, general and administrative expenses increased to $40.3 million for the six months ended March 31, 1997 from $36.4 million for the same period in 1996, an increase of $3.9 million or 10.7%. As a percentage of net sales, selling, general and administrative expenses increased to 10.8% for the six months ended March 31, 1997 from 8.9% for the same period in 1996 This increase is primarily attributable to normal inflation in the wage base, and maintenance and depreciation on the new MIS system.

     Operating loss increased to $20.4 million for the six months ended March 31, 1997 from $0.2 million for the same period in 1996, an increase of $20.2 million due to the reasons described above.

     Interest expense increased $0.8 million or 4.1% to $20.1 million for the six months ended March 31, 1997 from $19.3 million for the same period in 1996. This increase is a result of higher revolving loan borrowings.

     Income tax benefit increased to $16.2 million for the six months ended March 31, 1997 from $7.5 million for the same period in 1996.

     Net loss increased to $24.3 million for the six months ended March 31, 1997 from $11.2 million for the same period in 1996, an increase of $13.1 million, due to the reasons described above.


1997 OUTLOOK

     Several factors are anticipated to impact the results for the remainder of fiscal 1997. Historically, the Company has experienced better financial results in the last two quarters of its fiscal year due to seasonality. As well, the Company plans to continue its focus on cost savings initiatives in both the manufacturing and selling, general and administrative expense areas. Additionally, during the latter part of fiscal 1996, the Company recognized the favorable impact of inventory overhead absorption, an effect which has reversed in 1997. In light of year-to-date results and the trends described above, the Company anticipates that full year 1997 results will fall short of those achieved in 1996, but will improve relative to the first two quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is highly seasonal with the majority of its net cash inflows from operations realized in the last two quarters of the fiscal year. The Company builds inventory to prepare for the higher seasonal demands of the summer months when away-from-home consumption increases. As a result, the Company uses its revolving credit facilities to meet its production requirements during periods of reduced cash flow.

     For the six months ended March 31, 1997, $24.8 million of net capital additions, $18.1 million of cash used for operations, $1.2 million increase in restricted cash balances, and the payment of $0.1 million of industrial revenue bond principal were funded through a $0.7 million decrease in cash balances, $43.2 million of domestic revolving loan borrowings, and $0.3 million of Canadian operating facility borrowings. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the six months ended March 31, 1997 was $66.8 million, while the average balance outstanding totaled approximately $45.0 million. At March 31, 1997, the Company had approximately $7.0 million of combined availability under its domestic revolving loan and Canadian operating facilities.


     The Company's principal uses of cash for the next several years will be capital expenditures, debt service requirements, and seasonal working capital needs. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities. Management believes that cash generated by operations and funds available from borrowings under the domestic revolving loan facility and the Canadian operating facility will be sufficient to meet the Company's expected operating needs, including capital expenditures and debt service requirements.


NET OPERATING LOSS CARRYFORWARDS

     As of September 30, 1996, the Company had approximately $126 million of net operating loss ("NOL") carryforwards for federal income tax purposes. Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized. The Company has reserved a portion of the tax benefit of its NOL carryforwards for financial statement purposes. The Company believes that future taxable income will be attainable due primarily to capital spending programs for cost reduction opportunities and new product development.

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

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this filing, including those in the footnotes to the financial statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material, energy and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation. For additional information see the Company's annual report on Form 10-K for the most recent fiscal year.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      In the Aldridge litigation, on March 14, 1997, the United States District Court entered an order denying Plaintiffs' Motion for Amendment, Reconsideration or Correction of the Court's Order of March 22, 1996 in which judgment was granted in favor of the Company. On April 11, 1997, the Plaintiffs' filed a Notice of Appeal of this order with the United States Court of Appeals for the Eleventh Circuit.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

 ITEM 5. OTHER INFORMATION

      On March 14, 1997, the directors elected William F. Spengler as Vice President, Finance and Chief Financial Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits:

           27.0  Financial Data Schedule

      (b)  Reports on Form 8-K:

           There were no reports filed on Form 8-K during the three month period ended March 31, 1997.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                   SWEETHEART HOLDINGS INC.
                                   (registrant)

Date:  May 9, 1997                 By:  /s/ William F. Spengler
     -------------                           -----------------------
                                            William F. Spengler
                                            Vice President, Finance and Chief
                                            Financial Officer