Form 10-Q
period 1997-06-30
SWEETHEART HOLDINGS INC \DE\
filed 1997-08-05
CIK 908141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
                                 June 30, 1997

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


    The number of shares outstanding of the Registrant's common stock as of:
                                 August 5, 1997
      Sweetheart Holdings Inc. Common Stock, $0.01 par value - 1,046,000 shares



* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.






                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   Sweetheart Holdings Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                                                                     (Unaudited)
                                                                                      June 30,            September 30,
                                                                                        1997                   1996
                                                                                  -----------------      ----------------
                                     ASSETS
                                     --------
CURRENT ASSETS
    Cash and cash equivalents                                                       $    5,560             $    4,371
    Restricted cash                                                                     25,523                 28,870
    Receivables, less allowances of $2,643 and $2,466, respectively                     90,998                 88,183
    Inventories                                                                        190,898                192,937
    Deferred income taxes                                                                1,771                  1,771
                                                                                      ---------              ---------

         Total current assets                                                          314,750                316,132

    Property, plant and equipment                                                      564,507                527,394
    Less - Accumulated depreciation                                                    132,138                 99,561
                                                                                      ---------              ---------
    Net property, plant and equipment                                                  432,369                427,833

    Other assets                                                                        16,809                 18,645
                                                                                      ---------              ---------
         Total assets                                                               $  763,928             $  762,610
                                                                                      =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                $   68,942             $   70,472
    Accrued payroll and related costs                                                   46,589                 47,828
    Other current liabilities                                                           43,577                 33,918
    Current portion of long-term debt and bonds                                          1,936                  1,535
                                                                                      ---------              ---------
         Total current liabilities                                                     161,044                153,753

    Long-term debt                                                                     425,163                381,879
    Long-term bonds                                                                      3,700                  3,700
    Deferred income taxes                                                                2,605                 17,803
    Other liabilities                                                                   71,677                 84,060

SHAREHOLDERS' EQUITY
    Common stock -- Par value $.01 per share; 3,000,000 shares authorized;
         1,046,000 shares issued and outstanding                                       101,100                101,100
    Cumulative translation adjustment                                                     (504)                  (322)
    Retained  (deficit) earnings                                                          (486)                21,060
    Note receivable related to purchase of common stock                                   (371)                  (423)
                                                                                      ---------              ---------
         Total shareholders' equity                                                     99,739                121,415
                                                                                      ---------              ---------
         Total liabilities and shareholders' equity                                 $  763,928             $  762,610
                                                                                      =========              =========

          See accompanying notes to consolidated financial statements.


                   Sweetheart Holdings Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                                 (In Thousands)



                                             For the quarter ended                   For the nine months ended
                                                    June 30,                                 June 30,
                                        -------------------------------          --------------------------------

                                             1997              1996                   1997                1996
                                        --------------     -------------         --------------      -------------
Net sales                              $    236,366       $  246,063            $   609,523         $   657,152
Cost of sales                               202,135          204,617                555,441             579,525
                                          ----------        ---------              ---------          ----------
  Gross income                               34,231           41,446                 54,082              77,627

Selling, general and administrative
 expense                                     20,039           19,206                 60,327              55,636
                                          ----------        ---------              ---------          ----------
    Operating income (loss)                  14,192           22,240                 (6,245)             21,991

Interest expense                             10,798            9,880                 30,854              29,138
Other income, net                             1,115              380                  1,187               1,254
                                          ----------        ---------              ---------          ----------
   Income (loss) before income tax
     expense (benefit)                        4,509           12,740                (35,912)             (5,893)

Income tax expense (benefit)                  1,803            5,098                (14,365)             (2,358)
                                          ----------        ---------              ---------          ----------

    Net income (loss)                  $      2,706       $    7,642            $   (21,547)        $    (3,535)
                                          ==========        =========              =========          ==========


               See accompanying notes to consolidated financial statements.



                      Sweetheart Holdings Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (In Thousands)

                                                                            For the nine months ended
                                                                                     June 30,
                                                                         -------------------------------

                                                                             1997               1996
                                                                        -------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                       $   (21,547)       $   (3,535)
         Depreciation and amortization                                       35,489            31,745
         Deferred income tax benefit                                        (14,821)           (2,890)
         (Increase) decrease in receivables                                  (2,815)            6,696
         Decrease (increase) in inventories                                   2,039           (11,408)
         Decrease in accounts payable                                        (1,530)             (414)
         Other, net                                                          (5,315)              832
                                                                          ----------         ---------
       Net cash (used in) provided by operating activities                   (8,500)           21,026
                                                                          ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                         (37,503)
         Proceeds from sale of property, plant and equipment                      -           (30,202)
                                                                          ----------         ---------
             Net cash used in investing activities                          (37,503)          (30,695)
                                                                          ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds of debt                                                   219,709           132,299
         Repayment of debt                                                 (175,916)         (124,221)
         Decrease (increase) in restricted cash                               3,347            (2,492)
         Payment received on common stock note receivable                        52                77
                                                                          ----------         ---------
             Net cash provided by financing activities                       47,192             5,663
                                                                          ----------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                               1,189            (4,006)
                                                                          ----------         ---------
CASH AND CASH EQUIVALENTS, beginning of period                                4,371             8,001
                                                                          ----------         ---------
CASH AND CASH EQUIVALENTS, end of period                                $     5,560        $    3,995
                                                                          ==========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                  $    20,941        $   19,425
                                                                          ==========         =========

         Income taxes paid                                              $       854        $    2,146
                                                                          ==========         =========




            See accompanying notes to consolidated financial statements.


                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule 10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and subsidiaries' (the "Company") financial position as of June 30, 1997 and the results of operations and cash flows for the nine months ended June 30, 1997 have been included. Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997.


(2)  RESTRICTED CASH

          The cash balances of Sweetheart Receivables Corporation are restricted from transfer to other entities within the Company. Restricted cash is held by the Note Trustee in an amount equal to four months interest expense plus a holdback based on a multiple of historical collection experience, and a percentage of amounts due from companies with no domestic credit rating. The balance of restricted cash was $25.5 million at June 30, 1997 and $28.9 million at September 30, 1996.


(3)  INVENTORIES

      The components of inventories were as follows (in thousands):


                                      June 30,         September 30,
                                        1997               1996
                                    ------------       ------------

Raw materials and supplies           $ 52,510            $ 55,265
Finished goods and partly-finished
products                              138,388             137,672
                                     --------            --------

                                     $190,898            $192,937
                                     ========            ========




(4)  SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

          Sweetheart Holdings Inc. is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of Sweetheart Holdings Inc. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands):


                          (Unaudited)        September
                         June 30, 1997        30,1996
                        ---------------   ---------------

Current assets             $593,513          $572,259
Noncurrent assets           171,821           174,006
Current liabilities         133,496           127,728
Noncurrent liabilities      555,550           519,635



                        (Unaudited)                 (Unaudited)
                   For the quarter ended     For the nine months ended
                          June 30,                   June 30,
                  ------------------------   ------------------------

                     1997          1996         1997         1996
                  ----------    ----------   ----------   -----------

Net sales          $236,366     $246,063      $609,523    $657,152
Gross income         31,639       44,253        46,345      67,658
Net Income(loss)      2,283       13,641       (22,431)      3,780


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


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

     Net sales decreased to $236.4 million for the three months ended June 30, 1997 from $246.1 million for the same period in 1996, a decrease of $9.7 million or 3.9%. The decrease in net sales reflects a 1.0 % increase in domestic sales volume offset by a 4.2% decrease in domestic sales price. Foodservice sales volume increased 2.6% while Food Packaging sales volume decreased 11.2%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Food Packaging volume is primarily attributable to decreases in demand experienced by key accounts in their customer base in both the cultured and frozen segments. Foodservice and Food Packaging selling prices decreased 4.3% and 3.5%, respectively. Price has been negatively impacted by falling raw material prices and by competition in the marketplace. The benefits of lower raw material prices are generally passed on to customers. Canadian sales increased 5.1% from the same period in 1996.

          Cost of sales decreased to $202.1 million for the three months ended June 30, 1997 from $204.6 million for the same period in 1996, a decrease of $2.5 million or 1.2%. As a percentage of net sales, cost of sales increased to 85.5% for the three months ended June 30, 1997 from 83.1% for the same period in 1996. The Company has implemented initiatives which have reduced variable manufacturing costs to offset price conditions in the marketplace described above. As a result, raw material and labor costs have been held constant as a percentage of sales. As overhead spending has remained at 1996 levels, this cost as a percentage of sales has increased.
          Gross income decreased to $34.2 million for the three months ended June 30, 1997 from $41.5 million for the same period in 1996, a decrease of $7.3 million.

          Selling, general and administrative expenses increased by $0.8 million or 4.2%, from $19.2 million in the third quarter of 1996 to $20.0 million for the three ended June 30, 1997. This increase is entirely attributable to expenditures on the new MIS system. All other expenses have actually decreased $0.7 million for the three months ended June 30, 1997 compared with the same period in 1996 despite normal inflation in the wage base.

          Operating income decreased to $14.2 million for the three months ended June 30, 1997 from $22.3 million for the same period in 1996, a decrease of $8.1 million due to the reasons described above.

          Interest expense increased $.9 million or 9.1% to $10.8 million for the three months ended June 30, 1997 from $9.9 million for the same period in 1996. This increase is a result of higher revolving loan borrowings.

          Income tax expense decreased to $1.8 million for the three months ended June 30, 1997 from $5.1 million for the same period in 1996.

          Net income decreased to $2.7 million for the three months ended June 30, 1997 from $7.6 million for the same period in 1996, a decrease of $4.9 million, due to the reasons described above.


NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

     Net sales decreased to $609.5 million for the nine months ended June 30, 1997 from $657.1 million for the same period in 1996, a decrease of $47.6 million or 7.2%. The decrease in net sales reflects a 1.2% decrease in domestic sales volume and a 5.1% decrease in domestic sales price. Foodservice sales volume increased 0.5% while Food Packaging sales volume decreased 12.3%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Food Packaging volume is primarily attributable to decreases in demand experienced by key accounts in their customer base in both the cultured and frozen segments. Foodservice and Food Packaging selling prices decreased 5.4% and 3.5%, respectively. Price has been negatively impacted by falling raw material prices and by competition in the marketplace. The benefits of lower raw material prices are generally passed on to customers. Canadian sales decreased 2.7% from the same period in 1996.

          Cost of sales decreased to $555.4 million for the nine months ended June 30, 1997 from $579.5 million for the same period in 1996, a decrease of $24.1 million or 4.2%. As a percentage of net sales, cost of sales increased to 91.1% for the nine months ended June 30, 1997 from 88.2% for the same period in 1996. The Company has implemented initiatives which have reduced variable manufacturing costs to offset price conditions in the marketplace described above. As a result, raw material and labor costs have been held constant as a percentage of sales. As overhead spending has remained at 1996 levels, this cost as a percentage of sales has increased. In addition, year-to-date results have been impacted by changes in overhead absorption relating to planned inventory reductions. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs significantly from the change in the prior year period. In 1996, inventory levels increased, resulting in an absorption of fixed costs into inventory. In 1997, inventory levels declined, and the fixed costs associated with inventories sold were recognized. This has resulted in a year-to-year unfavorable impact on cost of sales of $4.0 million.

          Gross income decreased to $54.1 million for the nine months ended June 30, 1997 from $77.6 million for the same period in 1996, a decrease of $23.5 million due to the reasons described above.

          Selling, general and administrative expenses increased to $60.3 million for the nine months ended June 30, 1997 from $55.6 million for the same period in 1996, an increase of $4.7 million or 8.4%. $2.7 million of this increase relates to expenditures on the new MIS system, while the remainder reflects investment in the Foodservice distribution selling activity and normal inflation in the wage base. All other selling, general and administrative expenses have remained below prior year levels.

          Operating loss was $6.2 million for the nine months ended June 30, 1997 compared to operating income of $22.0 million for the same period in 1996, a decrease of $28.2 million due to the reasons described above.

          Interest expense increased $1.8 million or 6.2% to $30.9 million for the nine months ended June 30, 1997 from $29.1 million for the same period in 1996. This decrease is a result of higher revolving loan borrowings.

          Income tax benefit increased to $14.4 million for the nine months ended June 30, 1997 from $2.4 million for the same period in 1996.

          Net loss increased to $21.5 million for the nine months ended June 30, 1997 from $3.5 million for the same period in 1996, an increase of $18.0 million, due to the reasons described above.


1997 OUTLOOK

     As discussed above, competitive pressure on pricing as well as the impact of fixed overhead absorption due to planned reductions in inventory levels have impacted the year-to-date results. The Company expects that pricing will hold at current levels or increase for the remainder of the year. As well, fixed overhead costs absorbed into inventory will be expensed in the fourth quarter as the Company continues its initiatives surrounding reduction of inventory levels. The Company continues to implement cost savings initiatives in both the manufacturing and selling, general and administrative expense areas. In light of year-to-date results, the Company anticipates that full year 1997 results will fall short of those achieved in 1996.

     The Company has an on-going strategic planning process which allows it to focus on prioritizing markets, customers, products and operations to achieve optimal returns. The current market trends and financial results achieved have prompted the Company to reassess its business strategy. The Company is evaluating its core product lines for competitiveness and is also identifying opportunities to lower product cost and the fixed cost structure. As a result of this process, the Company is currently considering offers to purchase its Bakery operations. In addition, other product lines, business units and operations are being evaluated for competitiveness and further changes are possible as a result of this evaluation.


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

          For the nine months ended June 30, 1997, $37.5 million of net capital additions, $8.5 million of cash used for operations, $1.1 million increase in cash balances, and the payment of $0.1 million of industrial revenue bond principal were funded through a $3.3 million decrease in restricted cash balances, $43.7 million of domestic revolving loan borrowings, and $0.2 million of Canadian operating facility borrowings. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the nine months ended June 30, 1997 was $68.2 million, while the average balance outstanding totaled approximately $52.3 million. At June 30, 1997, the Company had approximately $8.5 million of combined availability under its domestic revolving loan and Canadian operating facilities.

     The Company is required under its credit facilities to comply with certain financial ratios and covenants on a quarterly basis. In light of current financial results, the credit facilities were amended in advance of quarter-end to eliminate any risk of non-compliance for the quarter. Depending on performance, the Company may seek amendments related to the fourth quarter.

          The Company's principal uses of cash for the next several years will be capital expenditures, debt service requirements, and seasonal working capital needs. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities. Management believes that cash generated by operations and funds available from borrowings under the domestic revolving loan facility and the Canadian operating facility may be sufficient to meet the Company's expected operating needs, including capital expenditures and debt service requirements. However, as a result of anticipated additional cash flow needs referred to in the 1997 Outlook section above (including additional capital expenditures to increase operating efficiency), as well as the desire to have more flexible debt covenants, the Company is currently exploring various financing options which may involve a refinancing of its debt.


NET OPERATING LOSS CARRYFORWARDS

      As of September 30, 1996, the Company had approximately $126 million of net operating loss ("NOL") carryforwards for federal income tax purposes. Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized. The Company has reserved a portion of the tax benefit of its NOL carryforwards for financial statement purposes. The Company believes that future taxable income will be attainable due primarily to capital spending programs for cost reduction opportunities and new product development


ENVIRONMENTAL ISSUES

      On June 24, 1997 the Company received a request for information from the Environmental Protection Agency ("EPA") pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act and
Section 3007 of the Resource Conservation and Recovery Act, concerning the Lily-Tulip Brown Fields Site (the "Site") in Old Town, Maine. This Site may have been previously owned or operated by a company whose stock was acquired by the Company. The EPA notice requires the Company to provide certain information concerning the Company and the ownership and operation of the Site. Although the EPA notice does not claim that the Company is responsible for the cleanup of the Site, the Company currently is gathering the information requested and reviewing its potential liability, if any. The Company also is investigating potential claims it may have against one or more former owners or operators of the Site.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

 ITEM 5. OTHER INFORMATION

         Jerry J. Jasinowski was elected as director of the Company commencing August 1, 1997. Mr. Jasinowski is the President and CEO of the National Association of Manufacturers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

            10.34 Third Amendment to Credit Agreement dated June 17, 1997

            27.0   Financial Data Schedule

         (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the three month period ended June 30, 1997.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.
                                        SWEETHEART HOLDINGS INC.
                                        (registrant)

Date: August 5, 1997                    By:  /s/ William F. Spengler
                                             -----------------------
                                        William F. Spengler
                                        Vice President, Finance and Chief
                                        Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)