Form 10-K405
period 1997-09-30
SWEETHEART HOLDINGS INC \DE\
filed 1997-12-30
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee required)
                  For the fiscal year ended September 30, 1997

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (No fee required)
                        for the transition period from to
                         Commission file number 33-64814


                            SWEETHEART HOLDINGS INC.*
             (Exact name of registrant as specified in its charter)


           Delaware                                              06-1281287
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


10100 Reisterstown Road, Owings Mills, Maryland                        21117
   (Address of principal executive office)                           (Zip Code)


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


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|


         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 29, 1997: Not Applicable. There is no market for the Common Stock of the Registrant.


     The number of shares outstanding of the Registrant's common stock as of
                               December 29, 1997:
    Sweetheart Holdings Inc. Common Stock, $0.01 par value - 1,046,000 shares


* The Registrant is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

================================================================================

                                     PART I

ITEM 1.    BUSINESS


GENERAL

         Sweetheart Holdings Inc., together with its wholly owned subsidiary Sweetheart Cup Company Inc. (collectively with Sweetheart Holdings Inc. and its other subsidiaries, the "Company"), is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In the year ended September 30, 1997, the Company had net sales of $886 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery, and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart, Lily, Trophy, Jazz and Preference for cups and plates and Silent Service, Centerpiece, Guildware, and Simple Elegance for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants.

         The Company's business is the successor to the businesses of Maryland Cup Corporation ("Maryland Cup"), which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc. ("Lily-Tulip"), which began operations in the early 1900s and was a major cup producer and manufacturer of food and dairy packaging. Fort Howard Corporation ("Fort Howard") acquired Maryland Cup in 1983 and Lily-Tulip in 1986. Sweetheart Holdings Inc. was incorporated as a separate company in 1989 on behalf of Morgan Stanley Group Inc. ("MSG"), Fort Howard and other investors, including management, in connection with Sweetheart Holdings Inc.'s acquisition in 1989 of all of the U.S. and Canadian disposable foodservice and food packaging operations of Fort Howard, including the operations of Maryland Cup and Lily-Tulip (the "Fort Howard acquisition"). The Company's Canadian operations are conducted through Lily Cups, Inc. ("Lily Canada"). On August 30, 1993, a group of investors (the "Investors") including American Industrial Partners Capital Fund, L.P. ("AIP") acquired Sweetheart Holdings Inc. (the "Acquisition"). For information with respect to an agreement entered into on December 29, 1997 by AIP on behalf of itself and the other stockholders with an affiliate of The Fonda Group, Inc., see Item 12.


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

         Foodservice Products. The Company's foodservice business consists of three end-use categories: beverage service, tabletop service and carryout service. Foodservice is the Company's largest product group, accounting for approximately 80% of gross sales during the year ended September 30, 1997. Management believes that this level of gross sales makes the Company the largest manufacturer of disposable foodservice products in North America.

         Beverage service products, which consist of paper and plastic cups, lids and straws, represent the largest segment of the Company's United States operations. The largest single product type within this category is cups, which are offered in various sizes (ranging from 3 to 64 ounces) and for both hot and cold beverages. Brand names of the Company's principal beverage service products include Sweetheart, Lily, Trophy, Preference, Jazz, Gallery, Clarity and Lumina.

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

         The Company's carry-out service products consist of paper and plastic tubs, containers and hinged plastic containers. The Company is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America.

         The Company believes it is the largest producer in North America of ice cream cones, which are marketed under the Eat-It-All and American Dream Cone brand names. The Company produces ice cream cones in its bakery facilities and offers several varieties of ice cream cones, including cake cones, sugar roll cones and waffle cones, to national chains and wholesale distributors for its foodservice business. The Company sold its bakery operations on November 30, 1997, as noted in Note 15 to the financial statements (Item 8).

         Foodservice Customers. Foodservice products are sold directly to large national accounts, such as fast-food chains and catering services, which represented approximately 52% of foodservice sales for the year ended September 30, 1997. Foodservice products are also sold through distributors to other end-users, such as independent restaurants, school systems and hospitals. The Company's national accounts include ARAMARK, McDonald's, and Wendy's, and its major distributor accounts include Alliant, ComSource, Network and Sysco.

         Food Packaging Products. The Company's food packaging operations sell paper and plastic containers and lids for ice cream, frozen novelty products, cultured foods (including sour cream, yogurt, cottage cheese and snack dip) and plastic containers for single-serving chilled juice products. Other products include the Company's Flex-E-Form straight-wall paper manufacturing technology and Flex-Guard, a spiral wound tamper-evident lid. Sales of food packaging products accounted for approximately 11% of the Company's gross sales during the year ended September 30, 1997. Management believes the Company is the second largest supplier (in terms of sales) of containers to the frozen dessert and cultured dairy products segments of the food packaging industry in North America.

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

         Canadian Operations. The Company operates in Canada through Lily Canada, which has been manufacturing and marketing foodservice disposables since 1947. Lily Canada is one of the largest providers of foodservice disposable products in the Canadian market, primarily as a consequence of its large portfolio of national account customers. Sales by Lily Canada during the year ended September 30, 1997 constituted approximately 6% of the Company's gross sales.

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


PRODUCTION

         The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week at 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week at 24 hours per day. Due to customer demand, the Company's plant utilization is substantially higher during late spring and summer than during fall and winter.


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


COMPETITION

         All of the markets in which the Company sells its products are extremely competitive. Because of the low barriers to entry for new competitors, the level of competition has been and may continue to be intense as new entrants attempt to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers, some of whom have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented and includes competitors that compete across the full line of the Company's products, as well as those that compete against a limited number of the Company's products. A few of the Company's competitors are also vertically integrated into the production of paper or plastic raw materials.

         The Company believes customers principally evaluate service, price, product quality and graphics capability when considering the purchase of products from the Company.

CUSTOMERS

         The Company markets its products primarily to customers in the United States and Canada. During the year ended September 30, 1997, sales to the Company's 10 largest customers accounted for approximately 50.3% of the Company's revenues with one customer, McDonald's, accounting for 13.7% of net sales. The Company has strong relationships with its major national accounts which have been developed over many years.


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

         The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require the Company to upgrade or retrofit or air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. The upgrade of existing systems would cost approximately $4 million. Approximately $1 million has been spent on upgrading systems in the last five years, exclusive of costs of $2.4 million to convert to a new foam blowing agent in 1993. The Company anticipates that future levels of expenditures for environmental matters (exclusive of costs relating to the blowing agent conversion and the retrofitting of air conditioning and chilling systems described above) will be comparable; however, there can be no assurance that expenditures will not be higher.

         As noted during the third quarter, the Company received a request for information from the Environmental Protection Agency ("EPA") pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act and Section 3007 of the Resource Conservation and Recovery Act, concerning the Lily-Tulip Brown Fields Site (the "Site") in Old Town, Maine. The Company also received a demand from the City of Old Town for payment of the Company's alleged share of the clean-up of the Site. The Company has agreed to settle these claims by paying $40,000 in the first quarter of fiscal 1998.

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


EMPLOYEES AND EMPLOYEE RELATIONS

         At September 30, 1997, the Company employed approximately 8000 persons, with approximately 94% of those employees located at facilities in the United States. Approximately 990 of the Company's United States hourly employees are represented by a union. All hourly employees located in Canada are represented by a union. The Company believes its relationship with its employees is good.


ITEM 2.     PROPERTIES

         The Company has 13 manufacturing facilities in the United States and two in Canada. The Company owns or leases manufacturing and warehouse facilities at the locations shown in the following table:


                                                                                               Size
                                                             Type of         Owned/        (Approximate
                        Location                           Facility (1)      Leased        square feet)
                        --------                           ------------      ------        ------------
Atlanta, Georgia................................              M/W(2)            O             106,000


Augusta, Georgia (2 facilities).................              M/W               O             339,000
                                                              W(3)              L             204,000

Conyers, Georgia................................              M/W               O             350,000
                                                              W                 O             555,000

Chicago, Illinois (3 facilities)................              M/W               O             902,000
                                                              M(2)              O             120,000
                                                              W                 L             587,000

Dallas, Texas (2 facilities)....................              M/W               O           1,316,000
                                                              M(2)              O              59,000

Manchester, New Hampshire.......................              M/W               O             160,000


North Las Vegas, Nevada (2 facilities)..........              M/W               L             128,000
                                                              W                 L              12,000

Ontario, California.............................              W(4)              L             249,000


Owings Mills, Maryland (3 facilities)...........              M/W(5)            O           1,533,000
                                                              W                 O             267,000
                                                              W                 O             406,000

Riverside, California...........................              M/W(6)            O             164,000


Somerville, Massachusetts.......................              M/W               O             193,000


Springfield, Missouri (2 facilities)............              M/W               O             925,000
                                                              W                 L             415,000

Wilmington, Massachusetts.......................              W                 L             407,000


Scarborough, Ontario (2 facilities).............              M/W               O             185,000
                                                              M/W               O             207,000


---------------------

(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.

(2) Facility is a bakery. The bakery operations were sold on November 30, 1997. See Note 15 of the financial statements (Item 8) for details.

(3) Facility is closed. The Company is currently subleasing 100% of the property on a short-term lease and is actively seeking to sublet the remaining space through the lease termination date, March 31, 2008.

(4) Facility will be closed and returned to the lessor at or prior to the lease termination date, May 31, 1998. The facility will be replaced by a new 370,000 sq. foot warehousing facility which will also be located in Ontario, CA.

(5) Facility includes a bakery which ceased operations on November 30, 1997.

(6) The Manufacturing operations ceased on September 2, 1997, and the Warehouse operations will cease by May 31, 1998. The facility will be sold.

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

         Fort James Corporation. A patent infringement action entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. The Company has not yet filed an Answer to the Complaint and is investigating the merits of the claim. In the opinion of management, the ultimate liability, if any, will not materially affect the Company's financial position or results of operations.

         Other. The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Each of the then current members of the Board of Directors was reelected at the December 10, 1996 Shareholder Meeting. Jerry J. Jasinowski was elected as Director of the Company commencing August 1, 1997.


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

         The selected historical consolidated financial data at September 30, 1997 and 1996, and for the years ended September 30, 1997, 1996 and 1995 are derived from the historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Arthur Andersen LLP, independent public accountants, and have been included elsewhere herein. See
Item 8. The selected consolidated and combined historical financial data at September 30, 1994, September 30, 1993 and August 29, 1993 and for the year ended September 30, 1994, the period from August 30, 1993 to September 30, 1993 and the period from January 1, 1993 to August 29, 1993 have been derived from the historical audited consolidated financial statements for such periods.

Certain prior period amounts have been reclassified to conform to current year presentation.

                                                                                       Period from
                                                                                        August 30,
                                                                                            to           Period from
                                              Year ended September 30,                  September       January 1, to
                                                                                           30,            August 29,
(Dollars in thousands)             1997           1996          1995         1994          1993             1993
                               (Successor)    (Successor)    (Successor)  (Successor)   (Successor)     (Predecessor)
                              --------------- -------------  -----------  -----------  --------------   -------------
Operating Data:
Net sales                       $886,017        $959,818      $986,618     $898,528        $81,571        $591,258
Cost of sales                    722,539         748,055       779,497      683,429         64,011         460,324
                               ---------       ---------     ---------    ---------       --------       ---------
Gross income                     163,478         211,763       207,121      215,099         17,560         130,934
Transportation                    98,482          98,664        95,096       94,734          7,952          62,291
Selling, general and
   administrative                 66,792          61,788        66,089       67,712          5,787          45,494
Loss on asset disposal and
  impairment                      24,550               -             -            -              -               -
Restructuring expense              9,680                                                         -               -
                               ---------       ---------     ---------    ---------       --------       ---------
                                                       -             -            -
Operating income (loss)          (36,026)         51,311        45,936       52,653          3,821          23,149
Interest expense and other
   related finance charges        41,812          38,832        38,655       37,460          3,327          43,981
Other income (expense), net        1,620          (2,956)        2,442          623           (161)             82
                               ---------       ---------     ---------    ---------       --------       ---------
Income (loss) before taxes       (76,218)          9,523         9,723       15,816            333         (20,750)
Income tax benefit (expense)      30,487          (3,809)       (3,903)      (6,462)          (161)          6,641
Extraordinary loss                   940                 -                                       -                -
                               ---------       ---------     ---------    ---------       --------       ---------
                                                                     -            -
Net income (loss)                (46,671)          5,714         5,820        9,354            172         (14,109)
Accrued dividends on Class B
Common Stock                             -               -                                       -           4,200
                               ---------       ---------     ---------    ---------       --------       ---------
                                                                     -            -
Net income (loss)  applicable
to common shareholders          $(46,671)         $5,714        $5,820       $9,354           $172        $(18,309)
                               =========       =========     =========    =========       ========       =========
Dividends per share                    -               -             -            -              -               -

Balance Sheet Data
(at end of period):
  Fixed assets                  $382,491        $427,833      $417,563     $400,176       $393,918        $450,362
  Total assets                   719,530         762,610       741,906      728,442        692,772         753,531
  Total long-term debt           426,799         381,879       366,581      366,049        350,232         583,501
  Shareholders' equity (deficit)  74,611         121,415       115,805      109,955        100,548        (121,883)


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

         On October 6, 1993, the manufacturing assets and manufacturing employees of Sweetheart Cup Company Inc. located in Illinois, Massachusetts, Maryland, Missouri, and New Hampshire were transferred to Sweetheart Holdings Inc. These assets were transferred subject to the mortgage and liens granted in favor of the trustee under the Senior Secured Notes Indenture. Under such Indenture, Sweetheart Cup Company Inc. and Sweetheart Holdings Inc. delivered to such trustee a solvency letter and certain officers' certificates with respect to the terms of the transfer. The transferred assets are pledged to such trustee to secure Sweetheart Holdings Inc.'s obligations under its secured guarantee. In connection with this transfer, Sweetheart Cup Company Inc. contracts with Sweetheart Holdings Inc. to manufacture certain Sweetheart Cup Company Inc.'s products. This transfer, as completed, has no effect on the holders of the Senior Secured or Senior Subordinated Notes.

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


YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO YEAR ENDED SEPTEMBER 30, 1996

         Net sales decreased to $886.0 million for the year ended September 30, 1997 from $959.8 million for the same period in 1996, a decrease of $73.8 million or 7.7%. The decrease in net sales reflects a 2.9% decrease in domestic sales volume and a 4.4% average decrease in domestic sales price. Foodservice selling prices decreased 4.5% while Food Packaging selling prices decreased 3.5%. Price has been negatively impacted by falling raw material prices and by competition in the marketplace. The benefits of lower raw material prices are generally passed on to customers. Foodservice sales volume decreased 1.7% while Food Packaging sales volume decreased 11.5%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Foodservice sales volume is primarily attributable to decreases in the national and clubstore market segments offset by higher foodservice distributor account volume. The decrease in Food Packaging sales volume is primarily attributable to decreases in demand experienced by key accounts in their customer base in both the cultured and frozen segments. Canadian net sales decreased 2.1% from the prior year.

         Cost of sales decreased to $722.5 million for the year ended September 30, 1997 from $748.1 million for the same period in 1996, a decrease of $25.6 million or 3.4%. As a percentage of net sales, cost of sales increased to 81.5% for the year ended September 30, 1997 from 77.9% for the same period in 1996. The Company has implemented initiatives which have reduced variable manufacturing costs to offset price conditions in the marketplace described above. As a result, raw material and labor costs have been held constant as a percentage of sales despite lower selling prices to customers. Although overhead spending was contained at 1996 levels, this cost as a percentage of sales has increased. In addition, year-to-date results have been impacted by changes in overhead absorption relating to planned inventory reductions. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs significantly from the change in the prior year period. In 1996, inventory levels increased, resulting in an absorption of fixed costs into inventory. In 1997, inventory levels declined, and the fixed costs associated with inventories sold were recognized. This has resulted in a year-to-year unfavorable impact on cost of sales of $10.5 million.

         Gross income decreased to $163.5 million for the year ended September 30, 1997 from $211.8 million for the same period in 1996, a decrease of $48.3 million or 22.8%, due to the reasons described above.

         Transportation decreased to $98.5 million for the year ended September 30, 1997 from 98.7 million for the same period in 1996, a decrease of $0.2 million, or 0.2% due to lower volume shipped. As a percent of net sales, transportation expense increased to 11.1% in 1997 from 10.3% in 1996. This increase, in relation to sales, is primarily the result of the selling price decreases referred to above.

         Selling, general and administrative expenses increased to $66.8 million for the year ended September 30, 1997 from $61.8 million for the same period in 1996, an increase of $5.0 million or 8.0%. As a percentage of net sales, selling, general and administrative expenses increased to 7.5% for the year ended September 30, 1997 from 6.4% for the same period in 1996. Approximately $3 million of the increase relates to expenditures on the new MIS system, while the remainder reflects investment in the Foodservice distribution selling activity and normal inflation in the wage base. All other selling, general and administrative expenses were held below prior year levels.

         Loss on asset disposal and impairment of $24.6 million was recorded in the fourth quarter of the year ended September 30, 1997 relating to the review of the carrying value of the Company's long-lived assets. See Note 14 of the accompanying financial statements (Item 8).

         Restructuring expense of $9.7 million was recorded in the fourth quarter relating to plant closures and other expenses as part of the Company's strategic planning process. See Note 14 of the accompanying financial statements (Item 8).

         Operating loss was $36.0 million for the year ended September 30, 1997 compared to operating income of $51.3 million for the same period in 1996, a change of $87.3 million or 170.2%, due to the reasons described above.

         Interest expense increased to $41.8 million for the year ended September 30, 1997 from $38.8 million for the same period in 1996, an increase of $3.0 million or 7.7%, due primarily to higher average usage of short-term borrowings.

         Other income (expense) increased to $1.6 million of income for the year ended September 30, 1997 from $3.0 million of expense for the same period in 1996, an increase of $4.6 million. 1996 was unfavorably impacted by one-time expenses incurred by the Company relating to an investigation of the Company's strategic alternatives.

         Income tax benefit (expense) $30.5 million of benefit for the year ended September 30, 1997 compared to $3.8 million of expense for the same period in 1996, a change of $34.3 million. The effective tax rate for the years ended September 30, 1997 and 1996 was 40.0%.

         Extraordinary loss of $0.9 million (net of $0.6 million in income taxes) was recorded in the fourth quarter of 1997 relating to the write-off of deferred financing fees associated with a portion of the Company's debt, which was refinanced subsequent to September 30, 1997.

         Net loss was $46.7 million for the year ended September 30, 1997 compared to net income of $5.7 million for the same period in 1996, a change of $52.4 million, due to the reasons described above.


YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

         Net sales decreased to $959.8 million for the year ended September 30, 1996 from $986.6 million for the same period in 1995, a decrease of $26.8 million or 2.7%. The decrease in net sales reflects a 1.7% decrease in domestic sales volume and a 1.0% decrease in domestic sales price. Foodservice selling prices decreased 1.2% while Food Packaging selling prices decreased .5%. Foodservice sales volume decreased 1.4 % while Food Packaging sales volume decreased 3.9%. Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The decrease in Foodservice sales volume is primarily attributable to decreases in the distributor and clubstore market segments offset by higher national account volume. The decrease in Food Packaging sales volume is primarily due to the withdrawal of the Company's Contour-Pak line from the food packaging market and a decrease in the cultured products and frozen novelty market segments. Canadian sales increased 2.5% from the prior year.

         Cost of sales decreased to $ 748.1 million for the year ended September 30, 1996 from $779.5 million for the same period in 1995, a decrease of $31.4 million or 4.0%. As a percentage of net sales, cost of sales decreased to 77.9% for the year ended September 30, 1996 from 79.0% for the same period in 1995. The decrease in cost of sales as a percentage of net sales was due primarily to significant changes between the periods in overhead costs absorbed into inventory. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be affected when a change in inventory levels during a period differs from the change in the prior year period. Finished goods inventory levels increased to $137.7 million at September 30, 1996 from $104.6 million at September 30, 1995, which resulted in a favorable impact on cost of sales of $10.6 million relating to the absorption of fixed overhead costs. Additionally, the Company realized a 10.4% decrease in material costs from the prior year, offset by an unfavorable shift in product mix.

         Gross income increased to $211.8 million for the year ended September 30, 1996 from $207.1 million for the same period in 1995, an increase of $4.7 million or 2.3%, due to the reasons described above.

         Selling, general and administrative expenses decreased to $61.8 million for the year ended September 30, 1996 from $66.1 million for the same period in 1995, a decrease of $4.3 million or 6.5%. As a percentage of net sales, selling, general and administrative expenses decreased to 6.4% for the year ended September 30, 1996 from 6.7% for the same period in 1995.

         Operating income increased to $51.3 million for the year ended September 30, 1996 from $45.9 million for the same period in 1995, an increase of $5.4 million or 11.8%, due to the reasons described above.

         Interest expense increased to $38.8 million for the year ended September 30, 1996 from $38.7 million for the same period in 1995, an increase of $.1 million or .3%, due primarily to higher average usage of short-term borrowings.

         Other income (expense) decreased to $3.0 million of expense for the year ended September 30, 1996 from $2.4 million of income for the same period in 1995, a decrease of $5.4 million. This decrease was due primarily to one-time expenses relating to the investigation of the Company's strategic alternatives.

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

         On September 28, 1996, the Company received $1.2 million of loans from the State of Maryland and County of Baltimore Departments of Business and Economic Development. The loans bear interest at 6.0% per annum with a ten year life and require repayment in equal quarterly installments starting January 1, 1998. The loans may convert to interest-free grants if the Company meets certain headcount and capital spending criteria in the Maryland facility. As of December 29, 1997, the Company has met the necessary criteria for the grant conversion.

         For the year ended September 30, 1997, $44.2 million of domestic revolving loan borrowings, $2.2 million of Canadian operating facility borrowings, $17.8 million of proceeds from sale and leaseback of property, plant, and equipment, and a $1.7 million decrease in cash balances were used to fund $47.8 million of net capital additions, the payment of $0.1 million for industrial revenue bond principal, $1.4 million of Canadian term loan reductions, a $0.1 million increase in restricted cash, a $13.3 million increase in cash in escrow, and $3.2 million of cash used by operations. At September 30, 1997, the Company had approximately $7.4 million of combined availability under its domestic revolving loan and Canadian operating facilities. The maximum combined month end outstanding balance of the domestic revolving loan and Canadian operating facilities during the year ended September 30, 1997 was $65.4 million, while the average balance outstanding totaled approximately $53.0 million.

         The Company's liquidity during the current year has been enhanced because it has not been subject to current income taxes (other than the Alternative Minimum Tax) due to the use of net operating loss carryforwards for income tax purposes. At September 30, 1997, the Company's net operating loss carryforwards for tax purposes are approximately $170 million. These net operating loss carryforwards will expire, if not used, beginning in 2004.

         Prior to October 24, 1997, Sweetheart Receivables Corporation ("SRC"), a wholly owned, limited purpose, finance subsidiary of the Company, had $60.0 million of Series 1994-1 A-V Trade Receivables Backed Notes (the "Notes") outstanding under an accounts receivable securitization program. These amounts were invested by the Trustee on behalf of SRC and were only available to the Company under limited circumstances. The balance of cash in SRC was $29.0 million and $28.9 million at September 30, 1997 and 1996, respectively, and is reported as restricted cash in the consolidated balance sheet. The balance of restricted cash fluctuated throughout the year based on the level of receivables available to collateralize the Notes.

         In connection with the issuance of the Notes, certain terms and conditions of the Credit Agreement were amended. The Revolving Loan Facility was limited to 50% of eligible inventory of Sweetheart Cup Company Inc. (up to a maximum of $150 million of eligible inventory). In addition, the combined borrowing outstanding under the Revolver plus the Notes less the aggregate amount of cash on deposit in certain SRC accounts could not exceed $115 million in aggregate.

         On October 24, 1997, the Company refinanced the Revolving Loan Facility and the Notes with a new Loan and Security Agreement of $135 million. Under the terms of the new loan, the need to hold restricted cash under the SRC indentures was eliminated. As a result, $29 million of restricted cash on deposit at the time of the refinancing was released. This cash was used to immediately pay down the Notes. In addition, the terms of the new loan do not require the maintenance of restricted cash, which significantly improves availability of the line into the future. See Note 15 of the accompanying financial statements (Item 8).

         In the fourth quarter of 1997, the Company completed negotiations of its three-year contract renewal with its largest customer, McDonald's. Although this agreement results in a lower selling price and less total volume, the Company did retain a majority of the North American volume for cold cups and lids at McDonald's. In addition, the Company committed to convert McDonald's cold cup volume to a new raw material substrate (from wax to double-sided polyethylene) over the life of the contract. This will cause the Company to incur incremental capital expenditures.

         The Company's principal uses of cash for the next several years will be capital expenditures, working capital requirements, and debt service requirements. The reduction in debt service requirements following the Acquisition has provided the Company with increased flexibility to make discretionary capital expenditures that management believes will provide an attractive return on investment. During the year ended September 30, 1997, the Company made capital expenditures of approximately $47.8 million. New product development (including conversion from wax to double-sided polyethylene for cold cups) and cost reduction accounted for approximately 21% and 37%, respectively, of the total fiscal year 1997 expenditures. Non-discretionary expenditures represented the balance of the current year spending. The Company anticipates increased capital spending levels in the future for similar projects, of which approximately $13 million has been committed for fiscal 1998 as of the filing date. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities.

         Management believes that cash generated by operations and funds available from working capital borrowings under the new Loan and Security Agreement will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.


NET OPERATING LOSS CARRYFORWARDS

         As of September 30, 1997 the Company had approximately $170 million of net operating loss ("NOL") carryforwards for federal income tax purposes. The Acquisition resulted in a significant limitation on the Company's ability to utilize its NOL carryforwards. Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized, which could adversely affect the Company's ability to satisfy its obligations as they become due. The Company believes that future taxable income will be generated to realize the unreserved portion, due primarily to management's commitment to revenue enhancing and cost reduction strategies.


YEAR 2000

         The Company utilizes software and related technologies throughout its business that will be affected by the date change in the year 2000. System modifications or replacements are underway or planned which will make all computer systems in the Company compliant with the year 2000 requirement. Anticipated spending for these modifications will be expensed as incurred and is not expected to have a material impact on the Company's ongoing results of operations.

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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The response to this item is submitted as a separate section of this report, beginning on page 27.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Set forth below are the names, ages and positions of the directors, executive officers and key employees of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. as of December 29, 1997. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                              Age       Position
----                              ---       --------

Burnell R. Roberts                70        Chairman of the Board and Director
                                            of Sweetheart Holdings Inc. and
                                            Sweetheart Cup Company Inc.

William F. McLaughlin             49        President, Chief Executive Officer
                                            and Director of Sweetheart Holdings
                                            Inc. and Sweetheart Cup Company Inc.

W. Richard Bingham                62        Director of Sweetheart Holdings Inc.
                                            and Sweetheart Cup Company Inc.

Jerry J. Jasinowski               58        Director of Sweetheart Holdings Inc.
                                            and Sweetheart Cup Company Inc.

Peter W. C. Mather                62        Director of Sweetheart Holdings Inc.
                                            and Sweetheart Cup Company Inc.

Theodore C. Rogers                63        Director of Sweetheart Holdings Inc.
                                            and Sweetheart Cup Company Inc.

William F. Spengler               43        Vice President, Finance and Chief
                                            Financial Officer of Sweetheart
                                            Holdings Inc. and Sweetheart Cup
                                            Company Inc.

Charles E. Busse                  59        Vice President of Research and
                                            Engineering of Sweetheart Holdings
                                            Inc. and Sweetheart Cup Company Inc.

Daniel M. Carson                  52        Vice President, General Counsel and
                                            Corporate Secretary of Sweetheart
                                            Holdings Inc. and Sweetheart Cup
                                            Company Inc.

James R. Mullen                   54        Vice President of Human Resources of
                                            Sweetheart Holdings Inc. and
                                            Sweetheart Cup Company Inc.

Rickey Schneider                  48        Vice President of Manufacturing of
                                            Sweetheart Holdings Inc. and
                                            Sweetheart Cup Company Inc.

Roger A. Lindahl                  40        Treasurer of Sweetheart Holdings
                                            Inc. and Sweetheart Cup Company Inc.

Marguerite E. Davis               43        Vice President of Sweetheart Cup
                                            Company Inc.

William H. Haas                   56        Vice President of Sweetheart Cup
                                            Company Inc.

Joseph A. Lucas                   58        Vice President of Sweetheart Cup
                                            Company Inc.

Vincent J. Truant                 50        Vice President of Sweetheart Cup
                                            Company Inc.

         Mr. Roberts is the former Chairman and Chief Executive Officer of Mead Corporation ("Mead"), a paper products and electronic publishing company. Mr. Roberts joined Mead in 1966 and served in a variety of positions, including Controller, Vice President of Finance and Executive Vice President. He was named President of Mead in 1981 and served as Chairman and Chief Executive Officer from 1982 until May 1992. From May 1992 until May 1993, Mr. Roberts served as a director of Mead. Mr. Roberts has been a director of AIPM since he joined the firm in January 1993, and is a limited partner of American Industrial Partners, L.P. ("AIP-LP"), the general partner of AIP. Mr. Roberts is also a director of Rayonier Inc., Armco Inc., Perkin Elmer Corporation, DPL Inc. and Universal Protective Packaging Co.

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

         Mr. Jasinowski was elected as director of the Company commencing August 1, 1997. He is the President and CEO of the National Association of Manufacturers, the largest broad-based industrial trade association in the United States. He became president in 1990 after serving as the association's executive vice president and chief economist for ten years. Mr. Jasinowski has also held several governmental positions, including assistant secretary for policy at the U.S. Department of Commerce. Mr. Jasinowski is also a director of Atwood Richards and Phoenix Home Life.

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

         Mr. Spengler has served as Vice President of Finance and Chief Financial Officer of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. since March 14, 1997. He worked 13 years for Bristol-Myers Squibb in various financial positions, including Director of Finance for a large segment of their European business. Mr. Spengler also worked in senior planning and business development roles at Bristol-Myers Squibb. Prior to joining Sweetheart, Mr. Spengler worked at Black & Decker from 1993 to March of this year, where he was the Vice President of Finance for three different divisions, serving most recently as Vice President of Finance for the North American Power Tools group.

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

COMPENSATION OF DIRECTORS

         Messrs. Mather and Jasinowski have agreements with the Company whereby they are compensated on a quarterly basis in the amount of $4,500 per quarter, and receive $500 plus expenses for each meeting attended. The remaining directors of Sweetheart Holdings Inc. and Sweetheart Cup Company do not receive any direct compensation from such companies for serving as a director. Certain directors of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. are employees of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. and receive compensation as such, and others are employees of AIPM, to which Sweetheart Cup Company Inc. pays fees for advisory and management services. See
Item 13 "Certain Relationships and Related Transactions". Directors are reimbursed for expenses incurred while serving on the Board.

ITEM 11.    EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation for the years ended September 30, 1997, 1996 and 1995, of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (collectively, the "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                 Annual Compensation            Compensation
                                                                                   Awards
---------------------------------------- ------------------------------------- ---------------- ---------------
                                                                                # of Options      All Other
          Name and Principal                Fiscal       Salary      Bonus         Granted       Compensation
               Position                      Year         ($)       ($) (1)          (2)             ($)
---------------------------------------- ------------- ----------- ----------- ---------------- ---------------
William F. McLaughlin
   President and Chief Executive            1997          491,667           -      10,000           129,805    (3)
   Officer of Sweetheart Holdings Inc.      1996          400,000     498,000           -            18,207    (4)
   and Sweetheart Cup Company Inc.          1995          400,000     684,522           -           222,838    (5)

William H. Haas
   Vice President of Foodservice            1997          180,000           -           -           364,443    (6)
   Distribution of Sweetheart Cup           1996          178,313      89,640         600            35,235    (7)
   Company Inc.                             1995          171,187     103,357           -             6,111    (8)

William F. Spengler  (9)
   Vice President and Chief Financial       1997          159,410     108,333       5,000           100,274    (10)
   Officer of Sweetheart Holdings Inc.
   and Sweetheart Cup Company Inc.

Daniel M. Carson
   Vice President, General Counsel and      1997          172,500           -           -           191,160    (11)
   Corporate Secretary of Sweetheart        1996          170,625      60,133           -            49,214    (12)
   Holdings  Inc. and Sweetheart Cup        1995          162,500      94,476           -             5,721    (13)
   Company Inc.

James R. Mullen
   Vice President of Human Resources        1997          163,500           -           -           150,685    (14)
   of Sweetheart Holdings Inc. and          1996          162,000      56,996           -             7,445    (15)
   Sweetheart Cup Company Inc.              1995          152,500      77,009       1,500             1,562    (16)


(1)   Amounts shown were paid pursuant to the Company's Management Incentive
      Plans.
(2)   All such grants were made pursuant to the 1994 Stock Option and Purchase
      Plan.
(3) Reflects $125,000 paid under the Special Incentive Agreement, $4,500 contributed under the 401(k) Plan and $305 of term life insurance premiums paid by the Company.
(4) Reflects $10,989 paid for relocation expenses, $6,000 contributed under the 401(k) Plan and $1,218 of term life insurance premiums paid by the Company.
(5) Reflects $113,563 paid for relocation expenses, $101,963 for the payment of taxes on relocation expense reimbursements, $6,000 contributed under the Sweetheart 401(k) Retirement Plan (the "401(k) Plan") (to which the Company contributes an amount equal to 50% of the participant's contributions not in excess of 6% of the participant's eligible earnings) and $1,312 of term life insurance premiums paid by the Company.
(6) Reflects $239,664 paid for relocation expenses, $120,000 paid under the Special Incentive Agreement, $4,500 contributed under the 401(k) Plan and $279 of term life insurance premiums paid by the Company.
(7) Reflects $30,000 paid for relocation expenses, $4,219 contributed under the 401(k) Plan and $1,016 of term life insurance premiums paid by the Company.
(8) Reflects $5,568 contributed under the 401(k) Plan and $543 of term life insurance premiums paid by the Company.
(9) Mr. Spengler became Vice President, Finance and Chief Financial Officer on March 14, 1997. Amounts shown here were paid during the remainder of fiscal year 1997.
(10) Reflects $100,000 paid under an initial employment bonus, and $274 of term life insurance premiums paid by the Company
(11) Reflects $128,994 paid for relocation expenses, $57,500 paid under the Special Incentive Agreement $4,500 contributed under the 401(k) Plan and $166 of term life insurance premiums paid by the Company.
(12) Reflects $44,176 paid for relocation expenses, $4,376 contributed under the 401(k) Plan and $662 of term life insurance premiums paid by the Company.
(13) Reflects $5,123 contributed under the 401(k) Plan and $598 of term life insurance premiums paid by the Company.
(14) Reflects $96,029 paid for relocation expenses, $54,500 paid under the Special Incentive Agreement, and $156 of term life insurance premiums paid by the Company.
(15) Reflects $2,525 paid for relocation expenses, $4,309 contributed under the 401(k) Plan, and $611 of term life insurance premiums paid by the Company.
(16) Reflects $938 contributed under the 401(k) Plan and $624 of term life insurance premiums paid by the Company.


    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUE TABLE



                                                   Unexercised Options (1)
                                                      September 30, 1997
                          Name                 Exercisable      Unexercisable
             -------------------------------  ---------------------------------

             William F. McLaughlin                4,265             16,700

             William H. Haas                        876              1,975

             William F. Spengler                      0              5,000

             Daniel M. Carson                       712              1,119

             James R. Mullen                        333              1,167


         (1) There is no trading value for the Company's stock as it is not publicly traded.

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


SPENGLER EMPLOYMENT AGREEMENT

         The Company entered into an employment agreement with William F. Spengler on February 12, 1997 (the "Spengler Agreement") pursuant to which the Company employed Mr. Spengler to serve as Vice President, Finance and Chief Financial Officer of the Company. Pursuant to the Spengler Agreement, Mr. Spengler is entitled to participate in, among other things, the Company Management Incentive Plan ("MIP"), a Stock Option and Purchase Plan and certain other employee benefit plans and programs made available to other employees of the Company. In the event of termination of Mr. Spengler's employment by the Company for any reason other than for cause, the Company will be obligated to pay Mr. Spengler's base salary for one year following termination and a pro-rata bonus under the MIP for the portion of the fiscal year completed prior to the termination date.


EMPLOYMENT CONTRACTS

         Messrs. McLaughlin, Haas, Spengler, Carson and Mullen each entered into an executive retention agreement with the Company dated October 1, 1997 which provides for an incentive payment to the executive if he remains employed by the Company for a period of two years. Payment of the incentive is accelerated under certain circumstances, including a change of control or a sale of more than fifty percent of the equity value of the Company. The amount of the incentive for Messrs. McLaughlin and Spengler is two year's base salary, and one year's base salary for each of the other executives. Messrs. McLaughlin, Haas, Carson and Mullen each entered into an relocation agreement with the Company dated December 19, 1997 which provides for reimbursement of losses up to a specified amount by individual in the event of a termination of their employment under certain specified circumstances and for reasons other than cause, including a change of control or a sale of more than fifty percent of the equity value of the Company.


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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Sweetheart Holdings Inc. common stock as of December 29, 1997, by holders having beneficial ownership of more than five percent of Sweetheart Holdings Inc. common stock and certain other principal holders, by each of the directors of Sweetheart Holdings Inc., by each of the named executive officers and by all directors and executive officers of Sweetheart Holdings Inc. as a group.

                                                                                       Common Stock
                                                                       --------------------------------------------

Name of Beneficial Owner                                                Number of Shares         Percent of Class
----------------------------                                           -------------------       ------------------
American Industrial Partners Capital Fund, L.P. ....................        538,825                      51.51%
         One Maritime Plaza
         Suite 2525
         San Francisco, CA 94111

Mellon Bank, N.A., as Trustee for First Plaza Group Trust (1).......        350,000                      33.46
         One Mellon Bank Center
         Pittsburgh, PA 15258

Leeway & Co., as nominee for the AT&T Master Pension Trust (2)......        150,000                      14.34
         c/o State Street Bank & Trust Co.
         Master Trust Division - W6C
         1 Enterprise Drive
         North Quincy, MA 02171

W. Richard Bingham (3)..............................................        538,825                      51.51

Burnell R. Roberts (4)..............................................              -                         -

Theodore C. Rogers (3)..............................................        538,825                      51.51

Peter W.C. Mather...................................................              -                         -

Jerry J. Jasinowski.................................................              -                         -

William F. McLaughlin...............................................          6,000                       0.57

William F. Spengler.................................................              -                         -

William H. Haas.....................................................              -                         -

Daniel M. Carson....................................................              -                         -

James R. Mullen.....................................................              -                         -

Directors and executive officers as a group (16 persons)(5).........        544,825                      52.08


---------------------

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

         On December 29, 1997, AIP, on behalf of itself and the other stockholders of Sweetheart Holdings Inc. ("Holdings"), entered into an agreement with Creative Expressions Group, Inc. ("CEG"), an affiliate of The Fonda Group, Inc. ("Fonda"), a manufacturer of disposable beverage service and food service products. Both CEG and Fonda are privately held companies controlled by Dennis Mehiel ("Mehiel"). Pursuant to the agreement, SF Holdings Group, Inc. ("SFH"), a new holding company formed by Mehiel, will acquire from Holdings' stockholders 48% of Holdings' outstanding common stock and all of a new class of non-voting common stock, giving SFH 90% of the total number of outstanding Holdings shares. As part of the consideration for these shares, SFH will issue its own preferred stock to Holdings' stockholders. Upon consummation of the transaction, Holdings' Board of Directors will have five members, three of whom will be nominated by Holdings' existing stockholders and two of whom will be nominated by SFH. Significant actions by Holdings' Board will require the vote of four directors. CEG will manage the day-to-day operations of Holdings and Sweetheart Cup
Company Inc. with a view to achieving cost savings and other synergies with the operations of Fonda. In this connection, Mehiel and Tom Uleau, Fonda's president, will assume executive roles. Consummation of the transaction is expected to occur in the first calendar quarter of 1998, subject to the satisfaction of financing, Hart-Scott-Rodino and other conditions.


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

         In addition, for the year ended September 30, 1996, the Company reimbursed AIPM for $950,000 of expenses incurred in connection with an investigation of the Company's strategic alternatives.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following documents are filed as a part of this report:

     1.  The financial statements listed in the "Index to Financial Statements."

     2. The financial statement schedule listed in the "Index to Financial Statement Schedules."

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

         10.4 Supplemental Indenture for Series 1994-1 A-V Notes among Sweetheart Receivables Corporation, Sweetheart Cup Company Inc. and Manufacturers and Traders Trust Company dated September 20, 1994 (incorporated by reference from Exhibit
                  10.7 of the 1994 10-K).

         10.5 Credit Agreement among Sweetheart Inc., Sweetheart Cup Company Inc., various banks and Bankers Trust Company, as Agent (the "Credit Agreement") (incorporated by reference from Exhibit
                  28.1 of the 1993 8-K).

         10.6 First Amendment to the Credit Agreement dated July 22, 1994 (incorporated by reference from Exhibit 10.9 of the 1994 10-K).

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

         10.26 Second Amendment to the Credit Agreement dated September 6, 1996 (incorporated by reference from Exhibit 10.26 of the Company's report on Form 10-K dated December 20, 1996 (the "1996 10-K")).

         10.27 Loan Agreement dated August 1, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of Business and Economic Development (incorporated by reference from Exhibit 10.27 of the 1996 10-K).

         10.28 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated December 9, 1996 (incorporated by reference from Exhibit 10.28 of the 1996 10-K).

         10.29 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Joseph A. Lucas dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.29 of the 1996 10-K).

         10.30 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.30 of the 1996 10-K).

         10.31 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.31 of the 1996 10-K).

         10.32 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Charles E. Busse dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.32 of the 1996 10-K).

         10.33 Promissory Note dated September 24, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of Business and Economic Development (relating to the Loan Agreement filed as exhibit 10.27 to the 1996 10-K, incorporated by reference from Exhibit 10.33 of the Company's report on Form 10-Q dated February 11, 1997).

         10.34 Third Amendment to Credit Agreement dated June 17, 1997 (incorporated by reference from Exhibit 10.34 of the Company's report on Form 10-Q dated August 5, 1997).

         10.35 Amended and Restated Loan and Security Agreement dated October 24, 1997 between Sweetheart Holdings Inc. as borrower and BankAmerica Business Credit, Inc., as Agent.

         10.36 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated November 18, 1996.

         10.37 Employment Agreement dated March 1, 1997 between Sweetheart Holdings Inc. and William F. Spengler.

         10.38 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated October 1, 1997.

         10.39 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated October 1, 1997.

         10.40 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. Spengler dated October 1, 1997.

         10.41 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated October 1, 1997.

         10.42 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated October 1, 1997.

         10.43 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated December 19, 1997.

         10.44 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated December 19, 1997.

         10.45 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated December 19, 1997.

         10.46 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated December 19, 1997.

         21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).

         27.0     September 30, 1997 Financial Data Schedule


(b)  Current Reports on Form 8-K

         None.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Public Accountants                                  28


Consolidated Balance Sheets as of September 30, 1997
         and September 30, 1996                                           29


Consolidated Statements of Operations for the years ended
         September 30, 1997, 1996 and 1995                                30


Consolidated Statements of Cash Flows for the years ended
         September 30, 1997, 1996 and 1995                                31


Consolidated Statements of Shareholders' Equity for the years ended
         September 30, 1997, 1996 and 1995                                32


Notes to Consolidated Financial Statements                                33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the accompanying consolidated balance sheets of SWEETHEART HOLDINGS INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended September 30, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetheart Holdings Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended September 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                  /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
(except with respect to
the matter discussed in
Note 20, as to which the
date is December 29, 1997)

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1997 AND 1996
                        (In thousands, except share data)

                                                                September 30,
                       Assets                               1997            1996
                       ------
                                                        -----------------------------
Current assets:
  Cash and cash equivalents                             $    2,650      $    4,371
  Restricted cash                                           29,016          28,870
  Cash in escrow                                            13,323               -
  Receivables, less allowances of $1,740
       and $2,466, respectively                             85,774          88,183
  Inventories                                              148,845         172,838
  Deferred income taxes                                      2,471           1,771
  Assets held for sale, net                                  8,466               -
  Other current assets                                      20,868          20,099
                                                        ----------      ----------
       Total current assets                                311,413         316,132
                                                        ----------      ----------

  Property, plant and equipment                            527,999         527,394
       Less - Accumulated depreciation                     145,508          99,561
                                                        ----------      ----------
       Net property, plant and equipment                   382,491         427,833
                                                        ----------      ----------

  Deferred income taxes                                     12,471               -
  Other assets                                              13,155          18,645
                                                        ----------      ----------

       Total assets                                     $  719,530      $  762,610
                                                        ==========      ==========

        Liabilities and Shareholders' Equity
        ------------------------------------
 Current liabilities:
   Accounts payable                                     $   58,933      $   70,472
   Accrued payroll and related costs                        40,528          47,828
   Other current liabilities                                43,815          33,918
   Current portion of long-term debt and bonds               1,369           1,535
                                                        ----------      ----------
       Total current liabilities                           144,645         153,753
                                                        ----------      ----------

   Long-term debt                                          426,799         381,879
   Long-term bonds                                           3,700           3,700
   Deferred income taxes                                         -          17,803
   Other non-current liabilities                            69,775          84,060

Shareholders' equity:
   Common stock-
    Par value $.01 per share; 3,000,000 shares
    authorized; 1,046,000 shares issued and
    outstanding                                            101,100         101,100
   Cumulative translation adjustment                          (507)           (322)
   Retained earnings (accumulated deficit)                 (25,611)         21,060
   Note receivable related to purchase of common
    stock                                                     (371)           (423)
                                                        -----------     -----------
        Total shareholders' equity                          74,611         121,415
                                                        ----------      ----------

   Total liabilities and shareholders' equity           $  719,530      $  762,610
                                                        ==========      ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                 (In thousands)

                                            For the year ended September 30,
                                       1997               1996              1995
                                 ----------------  ----------------   ---------------
Net sales                            $  886,017         $  959,818       $  986,618
Cost of sales                           722,539            748,055          779,497
                                 --------------     --------------   --------------

         Gross income                   163,478            211,763          207,121

Transportation                           98,482             98,664           95,056
Selling, general, and                    66,792             61,788           66,089
   administrative
Loss on asset disposal and
   impairment                            24,550                  -                -
Restructuring charges                     9,680                  -                -
                                 --------------     --------------   --------------

         Operating income (loss)        (36,026)            51,311           45,936


Interest expense                        (41,812)           (38,832)         (38,655)
Other income (expense)                    1,620             (2,956)           2,442
                                 --------------     --------------   --------------

         Income (loss) before
            income taxes and
            extraordinary loss          (76,218)             9,523            9,723

Income tax expense (benefit)            (30,487)             3,809            3,903
                                 --------------     --------------   --------------

         Income (loss) before
            extraordinary loss          (45,731)             5,714            5,820

Extraordinary loss on debt
   extinguishment (net of
   income taxes of $627)                    940                  -                -
                                 --------------     --------------   --------------

         Net income (loss)           $  (46,671)        $    5,714       $    5,820
                                 ==============     ==============   ==============





         The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (In thousands)

                                             For the year ended September 30,
                                       1997               1996                1995
                                 ------------------ ------------------- ------------------
Cash flows from operating activities:
    Net (loss) income                $  (46,671)        $    5,714          $    5,820
    Depreciation and                     47,723             43,373              37,741
      amortization
    Asset impairment expense             24,550                  -                   -
    Extraordinary loss, net of tax          940                  -                   -

    Deferred income taxes               (30,487)             2,645               3,144
    Changes in operating
      assets and liabilities:
        Receivables                      (1,341)            14,103             (17,863)
        Inventories                      23,993            (20,878)             21,055
        Accounts payable                (11,541)             5,259               4,852
        Other                           (10,408)            (6,708)             (3,850)
                                     ----------         ----------          ----------
           Net cash provided
             by (used in)
             operating
             activities                  (3,242)            43,508              50,899
                                     ----------         ----------          ----------

Cash flows from investing activities:
    Additions to property,
      plant, and equipment              (47,757)           (50,236)            (51,625)
    Proceeds from sales of
      property, plant, and
      equipment                          17,843                  -                 111
                                     ----------         ----------          ----------

           Net cash used in
             investing
             activities                 (29,914)           (50,236)            (51,514)
                                     ----------         ----------          ----------

Cash flows from financing activities:
    Proceeds from debt                  331,216            194,160             103,852
    Repayment of debt                  (286,364)          (178,235)           (103,535)
    Payment received on common
      stock note receivable                  52                 77                   -
    Increase in restricted cash            (146)           (12,904)             (3,932)
    Increase in cash in escrow          (13,323)                 -                   -
                                     ----------         ----------          ----------
           Net cash provided
             by (used in)
             financing
             activities                  31,435              3,098              (3,615)
                                     ----------         ----------          ----------

Net decrease in cash and cash
  equivalents                            (1,721)            (3,630)             (4,230)

Cash and cash equivalents,
  beginning of year                       4,371              8,001              12,231
                                     ----------         ----------          ----------

Cash and cash equivalents, end
  of year                            $    2,650         $    4,371          $    8,001
                                     ==========         ==========          ==========

Supplemental cash flow
  disclosures:
    Interest paid                    $   38,818         $   35,767          $   35,748
                                     ==========         ==========          ==========
    Income taxes paid                $        -         $    2,226          $    1,061
                                     ==========         ==========          ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                        (In thousands, except share data)


                                                 Cumulative                                    Total
                                 Common Stock    Translation     Retained        Note      Shareholders'
                                                 Adjustment      Earnings     Receivable      Equity
                                 ------------------------------------------------------------------------
Balance, September 30, 1994         $ 101,100     $      (171)    $   9,526     $    (500)    $ 109,955

Net income                                  -               -         5,820             -         5,820
Translation adjustment                      -              30             -             -            30
                                 ------------  --------------  ------------  ------------  ------------

Balance, September 30, 1995           101,100            (141)       15,346          (500)      115,805

Net income                                  -               -         5,714             -         5,714
Payment received on note
  receivable                                -               -             -            77            77
Translation adjustment                      -            (181)            -             -          (181)
                                 ------------  --------------- ------------  ------------  -------------

Balance, September 30, 1996           101,100            (322)       21,060          (423)      121,415

Net loss                                    -               -       (46,671)            -       (46,671)
Payment received on note
  receivable                                -               -             -            52            52
Translation adjustment                      -            (185)            -             -          (185)
                                 ------------  --------------- ------------  ------------  -------------

Balance, September 30, 1997         $ 101,100     $      (507)    $ (25,611)    $    (371)    $  74,611
                                    =========     ============    ==========    ==========    =========








         The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                    -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        SEPTEMBER 30, 1997, 1996 AND 1995
                        ---------------------------------

         As used in these notes, unless the context otherwise requires, the "Company" shall refer to Sweetheart Holdings Inc. and its subsidiaries, including Sweetheart Cup Company Inc.


(1)  SIGNIFICANT ACCOUNTING POLICIES

         (a)  Principles of Consolidation and Translation -

         The financial statements include all of the accounts of the Company and its subsidiaries on a consolidated basis as of September 30, 1997 and 1996 and for the years ended September 30, 1997, 1996 and 1995. For all periods presented, the consolidated financial statements include all of the accounts of the Company's United States operations (Sweetheart Holdings Inc. and its domestic subsidiaries, Sweetheart Cup Company Inc. and Sweetheart Receivables Corporation) and Lily Cups Inc., a Canadian subsidiary. Assets and liabilities of Lily Cups Inc. are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment. All significant intercompany and intergroup accounts and transactions have been eliminated.

         (b)  Cash and Cash Equivalents -

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash balances related to Sweetheart Receivables Corporation are restricted from transfer to other entities within the Company. Restricted cash is shown separately on the balance sheet. The balance of restricted cash was $29.0 million and $28.9 million at September 30, 1997 and 1996, respectively. Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the Bond Indentures (see Note 10), and is held in escrow with the trustee until utilized. The balance of cash in escrow was $13.3 million at September 30, 1997.

         (c)  Inventories -

         Inventories are carried at the lower of cost or market as described in
Note 2 Spare parts of $20.1 million at September 30, 1996 were reclassified from inventories to other current assets.

         (d)  Assets held for sale -

         Property, plant, and equipment for the Bakery division was reclassified as held for sale at September 30, 1997. The Bakery division was sold on November 30, 1997, as discussed in Note 15.

         (e)  Property, Plant and Equipment -

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

         (f)  Revenue Recognition -

         Sales of the Company's products are recorded based on shipment of products.

         (g)  Income Taxes -

         Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The principal differences relate to depreciation expense, pension and postretirement benefits and LIFO inventory.

         No deferred income taxes have been provided on the cumulative undistributed earnings of the Canadian subsidiary of Sweetheart Cup Company Inc. Those earnings (approximately $12.8 million) are considered permanently reinvested under Accounting Principles Bulletin No. 23. The incremental U.S. tax costs (deferred taxes) of repatriating these earnings would not be material.

         (h)  Employee Benefit Plans (also see Note 7) -

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

         (i)  Postretirement Health Care Plans (also see Note 8) -

         The Company sponsors various defined benefit postretirement health care plans that cover substantially all employees who meet eligibility requirements. These plans are not funded by the Company.

         (j)  Reclassifications -

         The Company has reclassified certain amounts for current year presentation from prior year presentation. Spare parts, previously reported as a component of inventories, is now reported as other current assets.

         Within the statement of operations, freight charges, previously reported as a component of net sales, are now reported as transportation; warehousing and fleet costs, previously reported as costs of sales, are now reported as transportation; plant administration costs, previously reported as selling, general, and administrative costs, are now reported as costs of sales; and certain other revenues, previously reported as other income, are now reported as a component of net sales.

         All prior periods have been restated to conform to the current year presentation.

         (k)  Impact of Recently Issued Accounting Standards -

         In October 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for stock based compensation issued to employees. The Company has adopted only the disclosure provisions of Statement 123, and the impact was not material.

         In October 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 did not have a material impact on net income. In the fourth quarter of fiscal year 1997, the Company recorded a loss on asset disposal and impairment. See Note 14.

         During 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, No. 129, Disclosure of Information about Capital Structure, No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements address presentation and disclosure matters and will have no impact on the Company's financial position or results of operations. These statements become effective during the Company's fiscal years 1998 and 1999 and will be adopted as applicable.

         On November 20, 1997, the Emerging Issues Task Force (EITF) reached a consensus on Issue 97-13 regarding reengineering costs. This consensus provides guidance about what activities constitute business process reengineering in connection with the development and installation of software for internal use and concludes that all reengineering costs, including those incurred in connection with a software installation, should be expensed as incurred. The Company has capitalized costs such as those described above through fiscal year 1997, and is required to expense these costs as a cumulative change in accounting principle in the first quarter of fiscal year 1998. The Company has not yet calculated the impact of this requirement.

         (l)  Use of Estimates

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


(2)  INVENTORIES

         The components of inventories and their valuation methods are as follows (in thousands):

                                           September 30,          September 30,
                                               1997                   1996
                                          ----------------       ---------------

    Components-
         Raw materials and supplies          $32,302                $35,166
         Finished  and  partly  finished
           products                           116,543                137,672
                                          -----------            -----------
                                             $148,845               $172,838
                                             ========               ========

    Valued at lower of cost or market -
         First in, first out ("FIFO")        $15,300                $17,011
         Last in, first out ("LIFO")          133,545                155,827
                                          -----------            -----------

                                             $148,845               $172,838
                                             ========               ========

         Had inventories valued on the LIFO basis been stated on a FIFO basis, inventories would have been $889,000 and $4,598,000 higher than reported at September 30, 1997 and 1996, respectively. Cost of sales on a FIFO basis would have been lower by $3,709,000 and $12,310,000 for the years ended September 30, 1997 and 1996, respectively, and higher by $17,856,000 for the year ended September 30, 1995.

(3)  PROPERTY, PLANT AND EQUIPMENT

         The Company's major classes of property, plant and equipment are as follows (in thousands):

                                                   September 30,                    September 30,
                                                        1997                             1996
                                              -------------------------          ---------------------
       Land                                         $     23,801                      $    26,008
       Buildings                                          85,808                           90,760
       Machinery and equipment                           394,754                          375,404
       Construction in progress                           23,636                           35,222
                                                    ------------                      -----------

                Total                                    527,999                          527,394
                                                    ------------                      -----------

       Accumulated depreciation                          145,508                           99,561
                                                    ------------                      -----------

       Net property, plant and equipment            $    382,491                      $   427,833
                                                    ============                      ===========


(4)  OTHER ASSETS

         The components of long term other assets are as follows (in thousands):

                                                   September 30,                    September 30,
                                                        1997                             1996
                                              -------------------------          ---------------------
       Debt issuance costs, net of
            accumulated amortization               $    8,159                         $   12,874
       Intangible pension asset
            (see Note 7)                                  860                              2,484
       Prepaid assets                                   2,423                              1,299
       Other                                            1,713                              1,988
                                                   ----------                         ----------

                Total long-term                    $   13,155                         $   18,645
                                                   ==========                         ==========



         Amortization of the above debt issuance costs totaled approximately $5.2 million, $3.6 million and $3.5 million for the years ended September 30, 1997, 1996 and 1995, respectively, of which $3.6 million of the 1997 costs are included as interest expense in the accompanying statement of operations. During the year ended September 30, 1997, the Company accelerated $1.6 million of amortization for the debt issuance costs related to Sweetheart Receivables Corporation and the 1993 Credit Agreement, both of which were refinanced subsequent to year end (See Note 10). This charge is shown as an extraordinary loss (net of $627,000 of income taxes) on the consolidated statement of operations.

(5)  OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                                   September 30,                    September 30,
                                                        1997                             1996
                                              -------------------------          ---------------------
       Sales allowances                            $     7,052                        $     6,023
       Restructuring costs                              13,201                              4,934
       Taxes other than income taxes                     2,841                              2,288
       Litigation, claims and assessments
            (see Note 16)                               15,445                             15,196
       Interest payable                                  2,806                              2,798
       Other                                             2,470                              2,679
                                                   -----------                        -----------

                Total                              $    43,815                        $    33,918
                                                   ===========                        ===========



(6)  OTHER NON_CURRENT LIABILITIES

         The components of other non-current liabilities are as follows (in thousands):

                                                   September 30,                    September 30,
                                                        1997                             1996
                                              -------------------------          ---------------------
       Post retirement health care benefits
            (see Note 8)                           $    57,983                        $    58,725
       Pensions                                          9,761                             13,620
       Other                                             2,031                             11,715
                                                   -----------                        -----------

                Total                              $    69,775                        $    84,060
                                                   ===========                        ===========


(7)  EMPLOYEE BENEFIT PLANS

         A majority of the employees ("participants") are covered under a 401(k) defined contribution plan. The Company's annual contributions to this defined contribution plan represent a 50% match on participant contributions. The Company's match is limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were approximately $3,586,000, $3,715,000 and $3,681,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Certain employees are covered under defined benefit plans. Benefits under the plans are generally based on fixed amounts for each year of service.

         The components of net pension expense for domestic defined benefit plans are as follows (in thousands):

                             Year ended             Year ended            Year ended
                         September 30, 1997     September 30, 1996    September 30, 1995
                        ---------------------- --------------------- ----------------------
Service cost                 $    1,111             $    1,078            $      952
Interest cost                     3,720                  3,545                 3,230
Projected return
   on assets                     (3,212)                (2,874)               (1,637)
Net amortization                    262                    188                    16
                             ----------             ----------            ----------

     Net pension
       expense               $    1,881             $    1,937            $    2,561
                             ==========             ==========            ==========


         The status of defined benefit pension plans using data as of the most recent actuarial valuation dates is as follows (in thousands):

                                                     September 30,                    September 30,
                                                          1997                            1996
                                                 -----------------------          ----------------------
       Actuarial present value of
            benefit obligations -
                Vested benefits                        $   41,616                       $   37,231
                Nonvested benefits                         11,094                           10,741
                                                       ----------                       ----------
       Accumulated and projected
            benefit obligation                             52,710                           47,972
       Plan assets at fair value                           39,243                           31,023
                                                       ----------                       ----------

                Funded status                             (13,467)                         (16,949)

       Unrecognized prior service cost                      1,529                            2,484
       Unrecognized net gain                                  473                             (626)
       Adjustment required to recognize
            minimum liability                                (860)                          (2,484)
                                                       -----------                      -----------
                Net pension liability                  $  (12,325)                      $  (17,575)
                                                       ===========                      ===========


         As required by SFAS No. 87, "Employers' Accounting for Pensions," the Company recognized additional pension liabilities of $860,000 and $2,484,000 as of September 30, 1997 and 1996, respectively, and equal amounts as other assets.

         Actuarial assumptions used in calculating the above amounts include a 10% return on plan assets for the years ended September 30, 1997 and 1996, a 7.5% discount rate on benefit obligations as of September 30, 1997, a weighted average discount rate of 7.5% for the year ended September 30, 1997, a 8.0% discount rate on benefit obligations as of September 30, 1996, and a 7.75% weighted average discount rate for the first six months and 8.0% for the second six months of the year ended September 30, 1996.

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

         The following table analyzes the plans' unfunded, accrued postretirement health care cost liability as reflected on the balance sheet (in thousands):


                                                     September 30,                    September 30,
                                                          1997                            1996
                                                 -----------------------          ----------------------
       Accumulated Postretirement Benefit
            Obligation:
            Retirees                                   $   24,936                       $   25,596
            Other fully eligible participants               5,731                            6,472
            Other active participants                      12,166                           17,577
                                                       ----------                       ----------

                                                           42,833                           49,645

            Unrecognized prior service cost                 4,861                            1,536
            Unrecognized actuarial gain                    13,389                           10,644
                                                       ----------                       ----------
            Accrued postretirement health care
                cost liability                         $   61,083                       $   61,825
                                                       ==========                       ==========


         The components of net postretirement health care cost are as follows (in thousands):


                             Year ended             Year ended            Year ended
                         September 30, 1997     September 30, 1996    September 30, 1995
                        ---------------------- -------------------- -----------------------
Service cost-
   benefits attributed
   to service during
   the period                 $     859              $   1,533             $   1,497
Interest cost on
   accumulated post-
   retirement benefit
   obligation                     3,098                  3,868                 4,134
Net amortization
   and deferral                  (1,326)                  (187)                 (118)
                              ----------             ----------            ----------
     Net postretirement
       health care cost       $   2,631              $   5,214             $   5,513
                              =========              ==========            ==========



         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%, and 8.0% at September 30, 1997 and 1996, respectively. Net postretirement health care cost was computed using a weighted average discount rate of 8.0% for the year ended September 30, 1997, 7.75% for the year ended September 30, 1996, and 8.5% for the year ended September 30, 1995. For measuring the expected postretirement benefit obligation, a 10% annual rate of increase in the per capita claims cost was assumed for 1997. This rate is assumed to decrease by 1.0% per year to an ultimate rate of 5.0%. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 and September 30, 1996 by approximately $2.2 million and $2.8 million, respectively, and the aggregate of the service and interest cost components of net postretirement health care cost by approximately $0.2 million for the year ended September 30, 1997, and $0.4 million for each of the years ended September 30, 1996 and 1995.

(9)  INCOME TAXES

         The income tax benefit (provision) includes the following components (in thousands):

                             Year ended             Year ended            Year ended
                         September 30, 1997     September 30, 1996    September 30, 1995
                        ---------------------- --------------------------------------------
Current-
   Federal                     $       -              $       -            $       -
   State                               -                      -                    -
   Foreign                             -                 (1,164)                (759)
                               ---------              ----------           ----------

    Total current                      -                 (1,164)                (759)
                               ---------              ----------           ----------

Deferred -
   Federal                        26,165                 (2,315)              (2,829)
   State                           3,738                   (330)                (315)
   Foreign                           584                       -                   -
                               ---------              ----------           ----------

    Total deferred                30,487                 (2,645)              (3,144)
                               ---------              ----------           ----------

                               $  30,487              $  (3,809)           $  (3,903)
                               =========              ==========           ==========



         The effective tax rate varied from the U.S. Federal tax rate of 35% for the years ended September 30, 1997, 1996 and 1995 as a result of the following:

                                         Year ended                 Year ended               Year ended
                                        September 30,             September 30,             September 30,
                                            1997                       1996                     1995
                                     --------------------      ---------------------    ----------------------
U.S. Federal tax rate                           35%                       35%                      35%
State income taxes, net of
   U.S. Federal tax impact                       4                         4                        4
Other, net                                       1                         1                        1
                                            ------                    ------                   ------

       Effective tax rate                       40%                       40%                      40%
                                             =====                     =====                    =====


         At September 30, 1997, the Company had deferred tax liabilities of $167 million, of which $32 million are current in nature, and deferred tax assets of $182 million, of which $35 million are current in nature. Deferred tax assets and liabilities have been netted as a current asset and a non-current liability in the accompanying Consolidated Balance Sheets. The principal temporary differences included above are depreciation, a $75 million liability, LIFO inventory, a $22 million liability, net operating loss carryforwards, a $67 million asset, postretirement health and pension benefits, a $28 million asset, and $17 million of other net miscellaneous asset items.

         The Company has net operating loss carryforwards for income tax purposes of approximately $170 million, of which $5 million expire in 2004, $51 million expire in 2005, $25 million expire in 2006, $13 million expire in 2007, $28 million expire in 2008, and $48 million expire in 2012.

(10)  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                                September 30,      September 30,
                                                    1997               1996
                                               -------------      --------------

(i) Sweetheart Cup Company Inc.

Senior Secured Notes, at 9.625%,
 interest payable semiannually on
 March 1 and September 1 of each
 year, commencing March 1, 1994, due
 on September 1, 2000, and are
 subject to redemption on or after
 September 1, 1997 at the option of
 the Company, in whole or in part,
 at the redemption prices set forth
 below (expressed as percentages of
 the principal amount), plus accrued
 interest to the redemption date,
 for redemptions during the 12 month
 period beginning September 1, of
 the following years:                             $190,000            $190,000
   1997 -- 103.208%, 1998 -- 101.604%, and
   1999 -- 100.000%

Senior Subordinated Notes, at
 10.50%, interest payable
 semiannually on March 1 and
 September 1 of each year,
 commencing March 1, 1994, due on
 September 1, 2003, and are subject
 to redemption on or after September
 1, 1998 at the option of the
 Company, in whole or in part, at
 the redemption prices set forth
 below (expressed as percentages of
 the principal amount), plus accrued
 interest to the redemption date,
 for redemption during the 12 month
 period beginning September 1, of
 the following years:
    1998 -- 103.938%, 1999 -- 102.625%,            110,000             110,000
    2000 -- 101.313%, and 2001 and
    thereafter -- 100.000%


Revolving Loan at Bankers Trust's
 prime rate plus 1.50%, or Bankers
 Trust's Eurodollar rate plus 2.50%,
 subject to certain limitations as
 well as downward adjustment for any
 interest period beginning after
 October 1, 1994 upon the
 satisfaction of certain financial
 criteria, due on August 30, 1998
 (interest rates - 10.0% and 7.91%
 at September 30, 1997 and 1996)                    60,000              15,800

(ii) Sweetheart Receivables Corporation

Sweetheart Receivables Corporation
 Series 1994-1 A-V Trade
 Receivables-Backed Notes, a private
 placement, at Telerate one month
 LIBOR plus .40%. Interest payable
 monthly commencing on October 17,
 1994 through the Scheduled Pay-Out
 Period starting July 31, 1999
 (interest rates-6.06% and 5.90% at
 September 30, 1997 and 1996).                     60,000              60,000

                                                September 30,      September 30,
                                                    1997               1996
                                               -------------      --------------

(iii)  Lily Cups Inc.

Term Facility, at Bank of Nova
 Scotia's prime rate plus 1.25%
 payable quarterly, due in equal
 annual repayments commencing
 October 31, 1994 and ending October
 31, 1998 (interest rates - 6.0% and
 7.0% at September 30, 1997 and
 1996)                                       $     2,737          $     4,210

Operating Facility, at Bank of Nova
 Scotia's prime rate plus 1.25%,
 repaid and reborrowed until October
 31, 1998, subject to satisfaction
 of certain conditions on the date
 of any such borrowing (interest
 rates - 6.0% and 7.0% at                          5,431                3,304
                                               ---------           ----------
   September 30, 1997 and 1996)

                                                 428,168              383,314
                                                 -------              -------

Less - Current portion of long-term debt          (1,369)              (1,435)
                                              -----------           ----------

                                                 $426,799             $381,879
                                                 ========             ========


         The aggregate annual maturities of long-term debt at September 30, 1997 are as follows (in thousands):

               1998                                                $    1,369
               1999                                                    66,799
               2000                                                   250,000
               2001                                                         -
               2002                                                         -
               2003 and thereafter                                    110,000
                                                                    ---------
                                                                     $428,168
                                                                    =========

         Long-term bonds consist of four industrial development bonds and a loan from the State of Maryland with interest rates ranging from 6.0% to 6.75%, due in varying amounts through 2006. The aggregate annual maturities of long-term bonds at September 30, 1997 are as follows (in thousands):


               1998                                             $           -
               1999                                                     2,500
               2000                                                         -
               2001                                                         -
               2002                                                         -
               2003 and thereafter                                      1,200
                                                                      -------
                                                                       $3,700
                                                                      =======

         The maximum month-end balances outstanding, average amounts outstanding, and the weighted average interest rates on the domestic Revolving Loan Facility and Canadian Operating Facility during the years ended September 30 were as follows (in thousands, except for interest rates):

                                        Domestic Revolving Loan Facility         Canadian Operating Facility
                                        --------------------------------         ---------------------------
                                            1997                1996               1997               1996
                                      ------------------  -----------------  ------------------ ------------------
       Maximum month-end balances
       outstanding                         $60,000             $23,000              $6,123             $4,321
                                           =======             =======              ======             ======

       Average amounts outstanding         $48,194              $8,660              $4,843             $3,564
                                           =======              ======              ======             ======

       Weighted average interest rates       8.52%               8.63%               6.10%              8.16%
                                             =====               =====               =====              =====



The 1993 Credit Agreement and the Sweetheart Receivables Corporation Series 1994-1 A-V Trade Receivables-Backed Notes were refinanced subsequent to September 30, 1997. See Note 15 for details.


1993 Credit Agreement

         On August 30, 1993, the Company entered into the 1993 Credit Agreement, which provided for a $40 million Term Loan and a $75 million Revolving Loan Facility. The Company prepaid the $40 million Term Loan on September 20, 1994 in connection with the issuance of the Sweetheart Receivables Corporation 1994-1 A-V Trade Receivables-Backed Notes and it may not be reborrowed. Additionally, certain terms and conditions of the Credit Agreement were amended. The Revolving Loan Facility is limited to 50% of eligible inventory of Sweetheart Cup Company Inc. (up to a maximum of $150 million of eligible inventory). In addition, the combined borrowings outstanding under the Revolver plus the Sweetheart Receivables Corporation 1994-1 A-V Trade Receivables-Backed Notes less the aggregate amount of cash on deposit in certain Sweetheart Receivables Corporation accounts may not exceed $115 million in aggregate. The Revolving Loan borrowings were $60.0 million at September 30, 1997 and $15.8 million at September 30, 1996.

         The borrowings under the 1993 Credit Agreement bear interest, at Sweetheart Cup Company Inc.'s option, at Bankers Trust Company's prime rate plus 1.50% or, subject to certain limitations, at Bankers Trust Company's Eurodollar rate plus 2.50%. Interest rates may be reduced by 0.25% as of October 1, 1994, and on the first day of any fiscal quarter thereafter, depending upon Sweetheart Cup Company Inc.'s ratios of cash flow coverage to interest expense. Up to $15 million of the Revolving Loan Facility may be utilized to issue Letters of Credit. Approximately $9.7 million in Letters of Credit were issued on behalf of Sweetheart Cup Company Inc. as of September 30, 1997 and 1996. The 1993 Credit Agreement also provides for the payment of a commitment fee of 0.5% per annum on the daily average unused amount of the commitments under the Revolving Loan Facility (approximately $104,600 and $299,600 for the years ended September 30, 1997 and 1996, respectively, as well as a 2.75% per annum fee on outstanding Letters of Credit (approximately $254,000 and $272,400 for the years ended September 30, 1997 and 1996, respectively).

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

Senior Secured Notes and Senior Subordinated Notes

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

Sweetheart Receivables Corporation Series 1994-1 A-V Trade Receivables-Backed Notes

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

         SRC grants the Trustee, Manufacturer's and Traders Trust, a first perfected security interest in the receivables and certain other related assets, subject to certain limited exceptions. The holders of the Notes have no recourse to the assets of SRC in respect of obligations under the Notes. Noteholders are protected by over-collateralization of receivables on the Notes requiring certain amounts to be set aside in an equalization account and four months of interest set aside in the carrying cost account by the Trustee. These amounts may be invested by SRC in highly rated liquid investments such as A-1+ commercial paper and AAA moneymarket funds as rated by Standard & Poors Corporation. These amounts are shown on the consolidated balance sheet as restricted cash. Restricted cash totaled $29.0 million and $28.9 million at September 30, 1997 and 1996, respectively. Sweetheart Cup Company Inc. retains a promissory note which pays interest monthly at prime rate, subject to certain limitations, on these and other balances due from SRC.

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

Canadian Credit Agreement

         On December 20, 1989, Lily Cups Inc. entered into a Term and Revolving Credit Facilities Agreement (the "Canadian Credit Agreement"), consisting of CDN $14.0 million of Term Advances and CDN $6.0 million of Operating Advances. Effective August 30, 1993, the Canadian Credit Agreement was renegotiated and extended to provide for equal annual repayments on the remaining CDN $9.5 million Term Facility of CDN $1.9 million beginning October 31, 1994 and ending October 31, 1998 and to provide for an additional CDN $1.0 million of Operating Advances in addition to the CDN $6.0 million Operating Facility previously available. The renegotiated and extended Operating Facility provides for a final repayment on October 31, 1998. Lily Cups Inc. has pledged substantially all its assets as collateral for the Canadian Credit Agreement. The Company is charged a 0.5% fee with respect to any unused balance available under the Canadian Credit Agreement as renegotiated and extended. At September 30, 1997 and 1996, the available capacity under the Canadian Credit Agreement was CDN $1.4 million and CDN $2.4 million, respectively (U.S. $1.0 million and U.S. $1.8 million, respectively).

(11)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The estimated fair values of the Company's financial instruments at September 30 are as follows (in thousands):

                                                     1997                                  1996
                                      ----------------------------------------------------------------------------
                                       Carrying Amount       Fair Value        Carrying Amount      Fair Value
                                      ------------------- ------------------ --------------------------------------
Cash and cash equivalents                  $   2,650           $   2,650          $   4,371           $   4,371
Other current assets                         308,763             308,763            311,761             311,761
Current portion of long-term debt
     and bonds                                 1,369               1,369              1,535               1,535
Other current liabilities                    163,276             163,276            152,218             152,218
Long-term bonds                                3,700               3,700              3,700               3,700
Long-term debt                               426,799             428,271            381,879             388,792



         The fair value of the Company's long-term debt is estimated to be $1,472,000 higher than the carrying value at September 30, 1997 and $6,913,000 higher than the carrying value at September 30, 1996. The differences are primarily the result of fluctuations in the interest rate market since the issuance of the Company's Senior Secured Notes and Senior Subordinated Notes.

(12)  LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities, and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled $16,756,000, $15,636,000 and $12,417,000 for the years ended September 30, 1997,
1996 and 1995, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 30, 1997 are as follows (in thousand of dollars):



             1998                                                   $12,116
             1999                                                    11,207
             2000                                                     9,083
             2001                                                     7,533
             2002                                                     6,767
             2003 and thereafter                                     11,026
                                                                     ------
                                                                    $57,732
                                                                    =======

         Data with respect to Lily Cups Inc.'s rental commitments for the years 1998 and thereafter is not material and is not included in the above table.


(13)  SHAREHOLDERS' EQUITY

         Sweetheart Holdings Inc. has a single-class capital structure consisting of 3,000,000 shares of common stock, par value $.01 per share. As of August 30, 1993, 1,040,000 shares of single-class stock were issued to AIP, First Plaza Group Trust (Mellon Bank, N.A., as Trustee) and AT&T Master Pension Trust (Leeway and Company as nominee) for approximately $100.5 million. All outstanding shares of single-class common stock are deemed fully paid and nonassessable. The single-class common stock is neither redeemable nor convertible, and the holders thereof have no preemptive or other subscription rights to purchase any securities of Sweetheart Holdings Inc. There currently is no public market for this common stock. During the third quarter of fiscal year 1994, the Company issued 6,000 authorized shares of common stock for $100 per share. The Company received approximately $100,000 in cash and a $500,000 promissory note in consideration for the shares. The promissory note is reflected as a reduction to shareholders' equity in the consolidated balance sheet. There were 1,046,000 shares of single-class common stock outstanding as of September 30, 1997 and 1996.

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

         The Plan provides for the issuance of up to 103,000 shares of common stock in connection with the stock options granted under the Plan. Options that are canceled or expire unexercised are available for future grants. All options are granted via approval of the Board of Directors. The Company granted 30,135 and 10,400 options during 1997 and 1996, respectively. Options canceled totaled 11,035 and 6,140 during 1997 and 1996, respectively. At September 30, 1997, 31,827 shares were available for the granting of additional options. As the Company's stock is privately held, the value of the common stock is assumed to be $100 per share at all times during the year. Although no options were exercised during fiscal year 1996, and 13,818 shares were exercisable at September 30, 1997.


(14)  NON-RECURRING CHARGES

         The Company incurred non-recurring charges in 1997 attributable to plant restructuring and an impairment of certain long-lived assets.

         In the fourth quarter of fiscal 1997, the Company adopted a restructuring plan designed to improve efficiency and enhance its competitiveness. Restructuring charges consist of cash charges primarily related to severance costs, as well as costs to close and exit the Riverside facility, and cease paper operations at the Springfield facility, substantially all of which will be paid in fiscal 1998.
The Company anticipates substantial completion of this restructuring in fiscal 1998.

         As a result of market conditions experienced by the Company and the decision to close facilities as described above, the Company reviewed the carrying value of its long-lived assets. Certain assets were identified which would be disposed of, abandoned or become obsolete prior to the end of their accounting useful lives, and were written-down accordingly, resulting in a pre-tax non-cash charge totaling $24.6 million.

         The loss on asset disposal and impairment had no impact on the Company's 1997 cash flow or its ability to generate cash flow in the future. As a result of this charge, depreciation expense related to these assets will decrease in future periods.


(15)  SUBSEQUENT EVENTS

1997 Amended and Restated Credit Agreement

         On October 24, 1997, the Company entered into the 1997 Amended and Restated Credit Agreement, which provides for a $135 million Revolving Credit Facility with Bank of America Business Credit, as Agent and various other Financial Institutions. At closing on October 24, 1997, Bank of America Business Credit acquired the outstanding amount of loans from Bankers Trust Company, made under the 1993 Credit Agreement, referred to in Note 10. The 1993 Credit Agreement was Amended and Restated to increase the facility size to $135 million, and include receivables as collateral, which had previously been sold to Sweetheart Receivables Corporation as described in Note 10. The Company then reacquired the receivables at SRC with the proceeds of the 1997 Amended and Restated Credit Agreement, enabling SRC repay the Sweetheart Receivables Corporation 1994-1 A-V Trade Receivables-Backed Notes with those proceeds and existing restricted cash. Additionally, certain other terms and conditions of the Credit Agreement were amended.

Availability under the Amended and Restated Credit Agreement is limited to 60% of eligible inventory constituting raw material and work-in-process, and 65% of eligible inventory constituting finished goods, and 40% of eligible inventory constituting in-transit inventory of Sweetheart Cup Company Inc. (up to a maximum of $100 million of eligible inventory). Additionally, eligible accounts from customers, subject to certain restrictions, are allowed to 85%. These calculations are subject to an overall maximum 80% of account's not more than 60 days past due, plus 50% of book value of inventory.

         The borrowings under the 1997 Amended and Restated Credit Agreement bear interest, at Sweetheart Cup Company Inc.'s option, at Bank of America's prime rate plus 1.00% or, subject to certain limitations, at Bank of America's Eurodollar rate plus 2.25%. Additionally, the Company must pay certain other annual and on-going expenses to Bank of America, as Agent. Up to $15 million of the Facility may be utilized to issue Letters of Credit. The letter of Credit Fee is 1.75% per annum, plus out of pocket fees and expense. The 1997 Amended and Restated Credit Agreement also provides for the payment of a commitment fee of 0.5% per annum on the daily average unused amount of the commitments under the Facility.

         Loans made pursuant to the Revolving Loan Facility can be borrowed, repaid, and reborrowed from time to time until final maturity on August 1, 2000. The 1997 Amended and Restated Credit Agreement provides for partial mandatory prepayments upon the issuance of equity by Sweetheart Holdings Inc. or any of its subsidiaries, and full repayment upon any change of control (as defined in the Agreement).

         The indebtedness of Sweetheart Cup Company Inc. under the 1997 Amended and Restated Credit Agreement is guaranteed by Sweetheart Holdings Inc. and secured by a first priority perfected security interest in inventory, spare parts, accounts receivable and all proceeds of the foregoing of Sweetheart Cup Company Inc., a first priority security interest, shared with the holders of the Senior Secured Notes, in Shared Collateral (as defined in the 1993 Credit Agreement to include primarily all capital stock owned by Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. and of each of their respective present and future direct subsidiaries, all intercompany indebtedness payable to Sweetheart Holdings Inc. or Sweetheart Cup Company Inc. by Sweetheart Holdings Inc., Sweetheart Cup Company Inc. or their respective present and future subsidiaries, and any proceeds from business interruption insurance), and a second priority perfected security interest in the Senior Secured Note collateral as described below.

         The 1997 Amended and Restated Credit Agreement contains various covenants which limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures, the use of proceeds from asset sales and certain other business activities. Additionally, the Company must maintain on a consolidated basis, certain specified ratios at specified times, including, without limitation, maintenance of minimum fixed charge coverage ratio. The Company is currently in compliance with all covenants under the 1997 Amended and Restated Credit Agreement.

Bakery Sale

         On November 30, 1997, the Company entered into an agreement to sell assets of its bakery operation to Ace Baking Company Limited Partnership. Assets sold included property, plant, and equipment, which have been reclassified to assets held for sale, and inventories. Consideration of $22.3 million was received, including $20.3 million of cash, and a $2 million non-interest bearing note. A gain of $4.5 million will be recognized in fiscal year 1998. Bakery operations represented 3% of net sales in fiscal year 1997.

(16)  RELATED-PARTY TRANSACTIONS

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

         In addition, for the year ended September 30, 1996, the Company reimbursed AIPM for $950,000 of expenses incurred in connection with an investigation of the Company's strategic alternatives.

(17)  BUSINESS SEGMENT AND MAJOR CUSTOMERS

         The Company operates in a single industry which is the manufacture and distribution of paper and plastic related products in foodservice and food packaging disposables. Sales to a major customer accounted for 13.7%, 13.6% and 13.0% for the years ended September 30, 1997, 1996 and 1995, respectively.

(18)  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation was initially filed in state court in Georgia in April 1987, and is currently pending against the Company in federal court. The remaining issue involved in the case is a claim that the Company wrongfully terminated the Lily-Tulip , Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In December 1994, the United States Circuit Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996 the United States District Court for the Southern District of Georgia entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court.

         Management believes that the Company will ultimately prevail on the remaining issues in the Aldridge litigation. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amount would not have a material adverse effect on the Company's financial position or results of operations.

         The Company is subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which it operates. The Company is also involved in various other claims and lawsuits incidental to its business. In the opinion of management, the ultimate liabilities, if any, after considering the reserves established relating to these matters, will not materially affect the Company's financial position or results of operations.

(19)  SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         The following tables provide summarized financial information for Sweetheart Cup Company Inc. and subsidiaries (in thousands):



                               September 30,      September 30,
                                   1997               1996
                             ------------------ ------------------

Current assets                      $562,731           $572,259
Noncurrent assets                    176,382            174,006
Current liabilities                  114,415            127,728
Noncurrent liabilities               563,065            519,635


         Prior year amounts below have been reclassified as noted in Note 1, item (j):


                                For the            For the            For the
                              year ended          year ended         year ended
                             September 30,      September 30,      September 30,
                                 1997                1996               1995
                           ------------------ ------------------ ---------------

Net sales                         $886,017           $959,819         $986,618
Gross income                       134,401            193,191          166,101

Income (loss) from
  continuing operations
  before extraordinary loss        (36,143)            20,213              766

Net income (loss)                  (37,083)            20,213              766


(20)  SUBSEQUENT EVENT

            On December 29, 1997, the stockholders of the Company entered into an agreement with two privately held companies ("Buyer"). Pursuant to the agreement, Buyer will acquire from the Company's stockholders 48% of the Company's outstanding common stock and all of a new class of non-convertible, non-voting common stock, as a result of which Buyer will hold 90% of the total number of outstanding shares of both classes of the Company's common stock. Upon consummation of the transaction, the Company's existing stockholders will nominate three of the Company's five directors and Buyer will nominate two directors. Significant actions by the Company's Board of Directors will require the vote of four directors. Buyer will manage the day-to-day operations of the Company. Consummation of the transaction is expected to occur in the first calendar quarter of 1998, subject to the satisfaction of financing, Hart-Scott-Rodino and other conditions. Expenses to be paid by the Company in connection with the transaction are not expected to exceed $4,750,000. The Company will accelerate expensing of certain executive retention agreements totalling $3.7 million over a six-month period.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                                     PAGE
                                                                     ----

Report of Independent Public Accountants                              54

Schedule II - Valuation and Qualifying Accounts                       55

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries included in this Form 10-K and have issued our reports thereon dated December 8, 1997 (except with respect to the matter discussed in Note 20, as to which the date is December 29, 1997). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                       /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
(except with respect to
the matter discussed in
Note 20, as to which the
date is December 29, 1997)

                                                                   SCHEDULE II


                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)


                                                              Additions
                                                   ------------------------------
                                     Balance at     Charged to        Charged                        Balance at
                                     beginning       costs and       to other                          end of
         Classifications             of period     expenses (1)    accounts (2)    Deductions (3)      period
---------------------------------   -------------  --------------  --------------  ---------------- -------------
Allowance for Doubtful Accounts:
Year ended September 30, 1997         $ 2,466         $  446           $  51           $ 1,223        $ 1,740
Year ended September 30, 1996           2,524            369              46               473          2,466
Year ended September 30, 1995           2,468            556               9               509          2,524


(1)      Current year provision for doubtful accounts.
(2) Includes recoveries on accounts previously written off, translation adjustments and reclassifications.
(3)      Accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on December 29, 1997.


                                       SWEETHEART HOLDINGS INC.
                                       (Registrant)

                                       By:   /s/ WILLIAM F. McLAUGHLIN
                                             -----------------------------------
                                             William F. McLaughlin
                                             President & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 29, 1997, by the following persons in the capacities indicated:

        SIGNATURE                           CAPACITY



/s/ BURNELL R. ROBERTS                   Chairman of the Board
--------------------------------
Burnell R. Roberts



/s/ WILLIAM F. McLAUGHLIN                President and Director
--------------------------------         (Chief Executive Officer)
William F. McLaughlin



/s/ W. RICHARD BINGHAM                   Director
--------------------------------
W. Richard Bingham



/s/ THEODORE C. ROGERS                   Director
--------------------------------
Theodore C. Rogers



/s/ PETER W.C. MATHER                    Director
--------------------------------
Peter W. C. Mather



/s/ JERRY J. JASINOWSKI                  Director
--------------------------------
Jerry J. Jasinowski



/s/ WILLIAM F. SPENGLER                  Vice President, Finance and Chief
--------------------------------         Financial  Officer (Principal Financial
William F. Spengler                      Officer and Principal  Accounting
                                         Officer)

                                 EXHIBIT INDEX


     Exhibit No.                      Decsription
     -----------                      -----------

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

         10.4 Supplemental Indenture for Series 1994-1 A-V Notes among Sweetheart Receivables Corporation, Sweetheart Cup Company Inc. and Manufacturers and Traders Trust Company dated September 20, 1994 (incorporated by reference from Exhibit
                  10.7 of the 1994 10-K).

         10.5 Credit Agreement among Sweetheart Inc., Sweetheart Cup Company Inc., various banks and Bankers Trust Company, as Agent (the "Credit Agreement") (incorporated by reference from Exhibit
                  28.1 of the 1993 8-K).

         10.6 First Amendment to the Credit Agreement dated July 22, 1994 (incorporated by reference from Exhibit 10.9 of the 1994 10-K).

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

         10.26 Second Amendment to the Credit Agreement dated September 6, 1996 (incorporated by reference from Exhibit 10.26 of the Company's report on Form 10-K dated December 20, 1996 (the "1996 10-K")).

         10.27 Loan Agreement dated August 1, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of Business and Economic Development (incorporated by reference from Exhibit 10.27 of the 1996 10-K).

         10.28 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated December 9, 1996 (incorporated by reference from Exhibit 10.28 of the 1996 10-K).

         10.29 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Joseph A. Lucas dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.29 of the 1996 10-K).

         10.30 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.30 of the 1996 10-K).

         10.31 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.31 of the 1996 10-K).

         10.32 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Charles E. Busse dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.32 of the 1996 10-K).

         10.33 Promissory Note dated September 24, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of Business and Economic Development (relating to the Loan Agreement filed as exhibit 10.27 to the 1996 10-K, incorporated by reference from Exhibit 10.33 of the Company's report on Form 10-Q dated February 11, 1997).

         10.34 Third Amendment to Credit Agreement dated June 17, 1997 (incorporated by reference from Exhibit 10.34 of the Company's report on Form 10-Q dated August 5, 1997).

         10.35 Amended and Restated Loan and Security Agreement dated October 24, 1997 between Sweetheart Holdings Inc. as borrower and BankAmerica Business Credit, Inc., as Agent.

         10.36 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated November 18, 1996.

         10.37 Employment Agreement dated March 1, 1997 between Sweetheart Holdings Inc. and William F. Spengler.

         10.38 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated October 1, 1997.

         10.39 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated October 1, 1997.

         10.40 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. Spengler dated October 1, 1997.

         10.41 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated October 1, 1997.

         10.42 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated October 1, 1997.

         10.43 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated December 19, 1997.

         10.44 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated December 19, 1997.

         10.45 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated December 19, 1997.

         10.46 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated December 19, 1997.

         21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).

         27.0     September 30, 1997 Financial Data Schedule


(b)  Current Reports on Form 8-K

         None.