Form 10-Q
period 1997-12-31
SWEETHEART HOLDINGS INC \DE\
filed 1998-02-17
CIK 908141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
                               December 31, 1997

      [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from          to

                        Commission file number 33-64814

                           SWEETHEART HOLDINGS INC.*
             (Exact name of registrant as specified in its charter)

                    Delaware                             06-1281287
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

10100 Reisterstown Road, Owings Mills, Maryland             21117
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

Yes [X] No [   ]


    The number of shares outstanding of the Registrant's common stock as of
                               February 17, 1998:
      Sweetheart Holdings Inc. Common Stock, $0.01 par value - 1,046,000 shares



* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   Sweetheart Holdings Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                                                             (Unaudited)
                                                                            December 31,           September 30,
                                                                                1997                   1997
                                                                            -------------          ------------
                                  ASSETS
                             -------------
   CURRENT ASSETS
       Cash and cash equivalents                                            $      4,687           $      2,650
       Restricted cash                                                                                   29,016
       Cash in escrow                                                             23,720                 13,323
       Receivables, less allowances of $1,851 and $1,740, respectively             72,417                 85,774
       Inventories                                                               140,941                148,845
       Deferred income taxes                                                       2,471                  2,471
       Assets held for sale                                                            -                  8,466
       Other current assets                                                       19,532                 20,868
                                                                              ----------             ----------
                Total current assets                                             263,768                311,413

       Property, plant and equipment                                             526,770                527,999
       Less - Accumulated depreciation                                           154,052                145,508
                                                                              ----------             ----------
                Net property, plant and equipment                                372,718                382,491

       Deferred income taxes                                                      19,083                 12,471
       Other assets                                                               17,482                 13,155
                                                                              ----------             ----------
                   Total assets                                             $    673,051           $    719,530
                                                                             ===========            ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                ----------------------------------------

  CURRENT LIABILITIES
       Accounts payable                                                     $     50,870           $     58,933
       Accrued payroll and related costs                                          35,770                 40,528
       Other current liabilities                                                  45,819                 43,815
       Current portion of long-term debt and bonds                                 5,516                  1,369
                                                                              ----------             ----------
                   Total current liabilities                                     137,975                144,645

       Long-term debt                                                            397,258                426,799
       Long-term bonds                                                             3,700                  3,700
       Other liabilities                                                          69,062                 69,775

   SHAREHOLDERS' EQUITY
       Common stock -- Par value $.01 per share; 3,000,000 shares
       authorized; 1,046,000 shares issued and outstanding                       101,100                101,100
       Cumulative translation adjustment                                            (926)                  (507)
       Retained earnings                                                         (34,747)               (25,611)
       Note receivable related to purchase of common stock                          (371)                  (371)
                                                                              ----------             ----------
                   Total shareholders' equity                                     65,056                 74,611
                                                                              ----------             ----------
                   Total liabilities and shareholders' equity               $    673,051           $    719,530
                                                                              ==========             ==========

          See accompanying notes to consolidated financial statements.

                   Sweetheart Holdings Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                                 (In Thousands)
                                                    For the three months ended December 31,
                                                          --------------------------

                                                          1997                   1996
                                                       ---------              ---------

Net sales                                             $    201,952           $  202,102

Cost of sales                                              164,341              176,859
                                                         ---------            ---------

       Gross income                                         37,611               25,243

Transportation expense                                      23,665               22,462
Selling, general and administrative expense                 19,102               16,216
                                                         ---------           ---------

       Operating income (loss)                              (5,156)             (13,435)

Interest expense                                           (11,126)              (9,952)

Other income, net                                            3,576                  268
                                                         ---------            ---------

    Income (loss) before income tax expense
    (benefit) and cumulative effect of
    change in accounting principle                         (12,706)             (23,119)


Income tax expense (benefit)                                (5,081)              (9,247)
                                                         ---------            ---------

    Income (loss) before cumulative effect
    of change in accounting principle                       (7,625)             (13,872)

Cumulative effect of change in accounting
  principle (net of income taxes of $1,007)                 (1,511)                   -
                                                         ---------            ---------

         Net income (loss)                             $    (9,136)          $  (13,872)
                                                         =========            =========



               See accompanying notes to consolidated financial statements.

                      Sweetheart Holdings Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                     (Unaudited)
                                    (In Thousands)

                                                                                    For the three months ended
                                                                                           December 31,
                                                                                      ----------------------
                                                                                   1997                   1996
                                                                                 --------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                   $     (9,136)          $   (13,872)
    Depreciation and amortization                                                    11,415                11,494
    Deferred income tax credit                                                       (5,081)               (9,222)
    Gain on sale of assets                                                           (4,245)                    -
    Cumulative effect of change in accounting principle, net                          1,511                     -
    Decrease in receivables                                                          13,357                17,886
    Decrease in inventories                                                           7,904                22,638
    Decrease in accounts payable                                                     (8,063)              (27,011)
    Other, net                                                                       (6,924)               (4,751)
                                                                                  ---------             ---------
                       Net cash provided by (used in) operating activities              738                (2,838)
                                                                                  ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES

    Additions to property, plant and equipment                                       (7,134)               (9,523)
    Proceeds from sale of property, plant and equipment                              15,767                     -
                                                                                  ---------             ---------
                       Net cash provided by (used in) investing activities            8,633                (9,523)
                                                                                  ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds of debt                                                                149,467                85,150
    Repayment of debt                                                              (174,585)              (64,533)
    (Increase) decrease in restricted cash                                           29,016                (6,284)
    (Increase) decrease in cash in escrow                                           (10,397)                    -
    Payments of financing fees                                                         (835)                    -
                                                                                  ---------             ---------
                       Net cash provided by (used in) financing activities           (7,334)               14,333
                                                                                  ---------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,037                 1,972

CASH AND CASH EQUIVALENTS, beginning of period                                        2,650                 4,371
                                                                                  ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                                       $      4,687           $     6,343
                                                                                  =========             =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

                Interest paid                                                  $      2,348           $     1,813
                                                                                   ========             =========
                Income taxes paid                                              $        335           $        69
                                                                                  =========             =========


            See accompanying notes to consolidated financial statements.

                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule 10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and subsidiaries' (the "Company") financial position as of December 31, 1997 and the results of operations and cash flows for the three months ended December 31, 1997 have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. Certain prior period amounts have been reclassified to conform to current period presentation.


(2) ACCOUNTING PRONOUNCEMENTS

       During the quarter ended December 31, 1997, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.


(3) RESTRICTED CASH

          During the quarter ended December 31, 1997, the Company entered into the 1997 Amended and Restated Credit Agreement, at which time the SRC Series 1994 A-V Notes were repaid with the balance in Restricted Cash and other consideration. The balance of restricted cash was $29.0 million at September 30, 1997. The cash balances of Sweetheart Receivables Corporation had been restricted from transfer to other entities within the Company.


(4) CASH IN ESCROW

       Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the Bond Indentures, and is held in escrow with the trustee until utilized. The balance of cash in escrow was $23.7 million and $13.3 million at December 31, 1997 and September 30, 1997, respectively.


(5) INVENTORIES

       The components of inventories were as follows (in thousands):

                                              December 31,         September 30,
                                                  1997                  1997
                                               -----------           ----------

Raw materials and supplies                    $    39,721           $   32,302
Finished goods and partly-finished products       101,220              116,543
                                                ---------             ---------
                                              $   140,941           $  148,845
                                                =========             =========

(6) SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

          Sweetheart Holdings Inc. is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of Sweetheart Holdings Inc. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands, certain prior period amounts have been reclassified to conform to current period presentation):


                                 (Unaudited)
                              December 31, 1997    September 30,1997
                                 -----------          -----------

Current assets                    $516,878             $562,731
Noncurrent assets                  165,103              176,382
Current liabilities                101,786              114,415
Noncurrent liabilities             539,110              563,065



                                           (Unaudited)
                                    For the three months ended
                                           December 31,
                                     -----------------------

                                    1997                 1996
                                  ---------           -----------

Net sales                         $201,952             $202,102
Gross income                        31,744               18,059
Net loss before cumulative
 effect of change in
 accounting principle               (9,308)             (13,979)
Net loss                            (9,308)             (13,979)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company operates in two principal business lines: Foodservice and Food Packaging. Foodservice products include disposable hot and cold drink cups, lids, food containers, plates, bowls, and cutlery. These products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. Food Packaging products include paper and plastic containers for the dairy and food processing industries. Food Packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)

       Net sales were $202.0 million for the three months ended December 31, 1997, which is consistent with the same period in 1996. Net sales for the three months ended December 31, 1997 reflect a 4.2% increase in domestic sales volume and a 4.6% decrease in domestic sales price. Foodservice selling prices decreased 4.9% while Food Packaging selling prices decreased 1.7%. Price has been negatively impacted by falling raw material prices and by competition in the marketplace. The benefits of lower raw material prices are generally passed on to customers. Foodservice sales volume increased 4.5% while Food Packaging sales volume increased 2.4% Sales volume measures the dollar value of unit sales, assuming constant prices between periods. The increase in sales volume is primarily attributable to increased market penetration into key Foodservice distributors. Canadian sales increased .5% from the prior year.

       Cost of sales decreased to $164.3 million for the three months ended December 31, 1997 from $176.9 million for the same period in 1996, a decrease of $12.6 million or 7.1%. As a percentage of net sales, cost of sales decreased to 81.3% for the three months ended December 31, 1997 from 87.5% for the same period in 1996. Gross income increased to $37.6 million for the three months ended December 31, 1997 from $25.2 million for the same period in 1996, an increase of $12.4 million or 49.2%. The improvement in gross income can be attributed to several factors. In the first quarter of fiscal 1997, the Company executed a planned inventory reduction resulting in $5 million of fixed overhead absorption into cost of sales. A similar inventory reduction was not necessary in the first quarter of fiscal 1998, resulting in a positive year-to-year comparison. The Company implemented cost reduction programs in fiscal year 1997, including plant consolidation and manufacturing and operational improvements, which have favorably impacted costs in fiscal year 1998. Additionally, the Company is focusing on increasing sales of higher margin product lines to improve gross income.

       Transportation costs have increased to $23.7 million for the three months ended December 31, 1997 from $22.5 million for the same period in 1996, an increase of $1.2 million or 5.3% mainly due to the sales volume increases described above.

       Selling, general and administrative expenses increased to $19.1 million for the three months ended December 31, 1997 from $16.2 million for the same period in 1996, an increase of $2.9 million or 17.9%. As a percentage of net sales, selling, general and administrative expenses increased to 9.5% for the three months ended December 31, 1997 from 8.0% for the same period in 1996. This increase is due primarily to increased employee benefits, both performance and non-performance related, an executive retention plan, and costs associated with the new MIS system.

       Operating loss was $5.2 million for the three months ended December 31, 1997 compared to an operating loss of $13.4 million for the same period in 1996, a decrease of $8.2 million or 61.2%, due to the reasons described above.

       Interest expense increased to $11.1 million for the three months ended December 31, 1997 from $10.0 million for the same period in 1996, an increase of $1.1 million or 11.0%, due primarily to slightly higher average use of revolving credit borrowings and incremental interest paid on the portion of the new revolving bank loan used to refinance the SRC Series 1994-1 A-V Notes.

       Other income increased to $3.6 million for the three months ended December 31, 1997 from $.3 million for the same period in 1996, an increase of $3.3 million, primarily due to the $3.5 million gain on the sale of the bakery operations.

       Income tax benefit was $5.1 million for the three months ended December 31, 1997 compared to $9.2 million for the same period in 1996, a change of $4.1 million. The effective tax rate for the three months ended December 31, 1997 and 1996 was 40.0%.

       Cumulative effect of change in accounting principle was an expense recorded to write-off previously capitalized costs as explained in Note 2.

       Net loss was $9.1 million for the three months ended December 31, 1997 compared to $13.9 million for the same period in 1996, a change of $4.8 million, due to the reasons described above.


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

          For the three months ended December 31, 1997, $174.6 million of debt repayments, which includes the repayment of the SRC Notes and the refinancing of the revolving credit facility, $7.1 million of capital additions, a $10.4 million increase in cash in escrow, $.8 million of financing fees and a $2.0 million net increase in cash and cash equivalents were funded through a $29.0 million decrease in restricted cash, $15.8 million of proceeds from sale of property, plant and equipment, $.7 million of net cash provided by operations and $149.5 million of proceeds from debt borrowings, which also includes proceeds from the refinancing.

          The Company's principal uses of cash for the next several years will be for working capital, capital expenditures, and debt service requirements. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities.

          Management believes that cash generated by operations and funds available for working capital borrowings under the domestic revolving loan facility and the Canadian operating facility, as well as funds generated by asset sales, including the bakery operation sale, will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements.


NET OPERATING LOSS CARRYFORWARDS

          As of September 30, 1997, the Company had approximately $170 million of net operating loss ("NOL") carryforwards for federal income tax purposes. Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized, which could adversely affect the Company's ability to satisfy its obligations as they become due.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           (a)  Exhibits:

                27.0 Financial Data Schedule

           (b)  Reports on Form 8-K:

                The first quarter earnings release was filed as an Item 5 disclosure on Form 8-K on January 27, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                           SWEETHEART HOLDINGS INC.
                                           (registrant)
Date:  February 17, 1998                      By:  /s/ WILLIAM F. SPENGLER
                                                      -------------------
                                             William F. Spengler
                                             Vice President, Finance and Chief
                                             Financial Officer

                                             (Principal Financial and Accounting
                                             Officer and Duly Authorized
                                             Officer)