Form 10-Q
period 1998-03-31
SWEETHEART HOLDINGS INC \DE\
filed 1998-05-15
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                  [X] Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                             Quarterly Period Ended
                                 March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from _________ to_________
                        Commission file number 33-64814

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

Yes [X] No [  ]


        The number of shares outstanding of the Registrant's stock as of May 15, 1998:

          Sweetheart Holdings Inc.
          Class A Common Stock, $0.01 par value - 1,046,000 shares

          Sweetheart Holdings Inc.
          Class B Common Stock, $0.01 par value - 4,393,200 shares



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


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Sweetheart Holdings Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                           (Unaudited)
                                                                            March 31,           September 30,
                                                                               1998                 1997
                                                                          ---------------      ----------------
                                    ASSETS
      Current assets:
         Cash and cash equivalents                                           $    3,259           $    2,650
         Restricted cash                                                              -               29,016
         Cash in escrow                                                          10,286               13,323
         Receivables, less allowances of $2,823 and $1,740, respectively
                                                                                 79,484               85,774
         Inventories                                                            147,708              148,845
         Deferred income taxes                                                    2,471                2,471
         Assets held for sale                                                         -                8,466
         Other current assets                                                    18,613               20,868
                                                                              ---------            ---------
           Total current assets                                                 261,821              311,413

         Property, plant and equipment                                          540,200              527,999
         Less - Accumulated depreciation                                        164,838              145,508
                                                                              ---------            ---------
         Net property, plant and equipment                                      375,362              382,491

         Deferred income taxes                                                   36,644               12,471
         Other assets                                                            14,986               13,155
                                                                              ---------            ---------

                  Total assets                                               $  688,813           $  719,530
                                                                             ==========           ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
         Accounts payable                                                    $   70,116           $   58,933
         Accrued payroll and related costs                                       43,945               40,528
         Other current liabilities                                               44,953               43,815
         Current portion of long-term debt                                        5,559                1,369
                                                                              ---------            ---------

                  Total current liabilities                                     164,573              144,645
                                                                              ---------            ---------

         Long-term debt                                                         417,429              430,499
         Other liabilities                                                       67,938               69,775

      Shareholders' equity:
         Common Stock - par value $.01 per share; 3,000,000 shares
           authorized; 1,046,000 shares issued and outstanding                        -              101,100
         Class A Common Stock - par value $.01 per share; 1,100,000
           shares authorized; 1,046,000 shares issued and outstanding           101,100                    -
         Class B Common Stock - par value $.01 per share; 4,600,000
           shares authorized; 4,393,200 shares issued and outstanding                44                    -
         Cumulative translation adjustment                                         (841)                (507)
         Retained earnings                                                      (61,430)             (25,611)
         Note receivable related to purchase of common stock                          -                 (371)
                                                                              ---------            ---------

                  Total shareholders' equity                                     38,873               74,611
                                                                              ---------            ---------

           Total liabilities and shareholders' equity                        $  688,813           $  719,530
                                                                             ==========           ==========

          See accompanying notes to consolidated financial statements.

                    Sweetheart Holdings Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (In Thousands)



                                             For the quarter ended                    For the six months ended
                                                       March 31,                                  March 31,
                                        ---------------------------------        ------------------------------------

                                                 1998              1997                   1998                 1997
                                        ---------------    --------------        ---------------      ---------------
Net sales                                     $ 191,216           $ 196,005           $ 393,168           $ 398,107

Cost of sales                                   185,959             186,209             373,965             385,530
                                              ---------           ---------           ---------           ---------

    Gross profit                                  5,257               9,796              19,203              12,577

Selling, general and
    administrative expense                       19,022              16,699              38,124              32,915
Other expense, net                                9,389                 450               6,160                 582
Restructuring charges                            10,527                  --              10,527                  --
                                              ---------           ---------           ---------           ---------

     Operating loss                             (33,681)             (7,353)            (35,608)            (20,920)

Interest expense, net of interest
    income                                       10,719               9,949              21,498              19,501
                                              ---------           ---------           ---------           ---------

     Loss before income tax
         benefit and cumulative
         effect of change in
         accounting principle                   (44,400)            (17,302)            (57,106)            (40,421)

Income tax benefit                              (17,759)             (6,921)            (22,840)            (16,168)
                                              ---------           ---------           ---------           ---------

     Loss before cumulative
         effect of change in
         accounting principle                   (26,641)            (10,381)            (34,266)            (24,253)

Cumulative effect of change in
     accounting principle (net of
     income taxes of $1,007)                         --                  --              (1,511)                 --
                                              ---------           ---------           ---------           ---------

     Net loss                                 $ (26,641)          $ (10,381)          $ (35,777)          $ (24,253)
                                              =========           =========           =========           =========

          See accompanying notes to consolidated financial statements.


                                          Sweetheart Holdings Inc. and Subsidiaries
                                            Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                        (In Thousands)


                                                                                   For the six months ended
                                                                                           March 31,
                                                                               ----------------------------------
                                                                                    1998               1997
                                                                               ---------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                 $ (35,777)          $ (24,253)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                          22,988              23,384
              Deferred income tax benefit                                           (22,840)            (16,168)
              Cumulative effect of a change in accounting principle                   1,511                  --
              Gain on sale of bakery business                                        (3,459)                 --
              Gain on sale of property, plant and equipment                            (786)                 --
         Decrease in receivables                                                      6,290              11,129
         Decrease in inventories                                                      1,137               8,011
         Increase (decrease) in accounts payable                                     11,183              (8,392)
         Other, net                                                                   1,211             (11,771)
                                                                                  ---------           ---------
              Net cash used in operating activities                                 (18,542)            (18,060)
                                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                                 (20,342)            (24,889)
         Proceeds from sale of bakery business                                          889                  --
         Proceeds from sale of property, plant and equipment                         14,743                  --
                                                                                  ---------           ---------
              Net cash used in investing activities                                  (4,710)            (24,889)
                                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds of debt                                                           225,392             170,058
         Repayment of debt                                                         (232,838)           (126,595)
         Payment of financing fees                                                   (1,117)                 --
         Decrease (increase) in restricted cash                                      29,016              (1,244)
         Decrease in escrow cash                                                      3,037                  --
         Payment received on common stock note receivable                               371                  52
                                                                                  ---------           ---------

              Net cash provided by financing activities                              23,861              42,271
                                                                                  ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                        609                (678)
                                                                                  ---------           ---------

CASH AND CASH EQUIVALENTS, beginning of period                                        2,650               4,371
                                                                                  ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                                          $   3,259           $   3,693
                                                                                  =========           =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                            $  19,370           $  18,529
                                                                                  =========           =========
         Income taxes paid                                                        $     307           $     571
                                                                                  =========           =========

          See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule 10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and subsidiaries' (the "Company") financial position as of March 31, 1998 and the results of operations and cash flows for the six months ended March 31, 1998 have been included. Operating results for the six month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998.


(2)  RECLASSIFICATIONS

         The Company has reclassified certain amounts for current year presentation from prior year presentation. Within the statements of operations, transportation costs, previously reported as a separate line item, are now a component of cost of sales. Additionally, other expense, net is now reflected as a component of operating loss, with interest expense being shown net of interest income. Certain other reclassifications of balance sheet amounts have been made to conform to current year's presentation. All prior periods have been restated to conform to the current year presentation.


(3)  ACCOUNTING PRONOUNCEMENTS

         During the quarter ended December 31, 1997, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement addresses disclosure matters and will have no impact on the Company's financial position or results of operations. This statement becomes effective during the Company's fiscal year 2000.


(4)      INVENTORIES

         The components of inventories were as follows (in thousands):


                                                          March 31,                September 30,
                                                            1998                       1997
                                                      ------------------         ------------------

Raw materials and supplies                              $   27,769                  $   32,302
Finished goods and partly-finished products                119,939                     116,543
                                                         ---------                  ----------

                                                         $ 147,708                  $  148,845
                                                         =========                  ==========


(5)  STOCKHOLDERS' EQUITY

         On March 12, 1998, the stockholders of the Company consummated an agreement with SF Holdings Group, Inc. ("SF Holdings") and an affiliate of SF Holdings. In connection with this transaction, all shareholders of record on March 11, 1998 exchanged their shares of common stock for a new Class A Common Stock. In addition, a stock dividend of 4.2 shares of a new Class B Common Stock was declared to the shareholders of record on March 11, 1998. SF Holdings acquired from the Company's stockholders 48% of the Company's outstanding Class A Common Stock and all of the outstanding Class B Common Stock. As a result, SF Holdings holds 90% of the total number of outstanding shares of both classes of the Company's common stock.

         The Class A and Class B Common Stock have the same powers, preferences and rights, except that the Class B Common Stock has no voting rights. Class A and Class B Common Stock share the profits and losses generated by the Company on a pro-rata basis.


(6)  OTHER EXPENSE, NET

         In the quarter ended March 31, 1998, the Company recognized certain one-time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings (see Note 5 above) and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives.


(7)  RESTRUCTURING CHARGES

         In the quarter ended March 31, 1998, the Company reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%, and decided to rationalize certain product lines, and in connection therewith, dispose of the associated property and equipment. In connection with such plans, the Company recognized $10.5 million of charges for severance and asset disposition costs, of which $5.0 million of cash expenditures remain unpaid as of March 31, 1998. The Company anticipates substantial completion of this restructuring within the next twelve months.


(8)      SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

         Sweetheart Holdings Inc. is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of Sweetheart Holdings Inc. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands):


                                   (Unaudited)
                               March 31, 1998           September 30,1997
                            ----------------------    ----------------------

Current assets                    $514,741                  $562,731
Noncurrent assets                  185,538                   176,382
Current liabilities                135,835                   114,415
Noncurrent liabilities             550,237                   563,065

                                        (Unaudited)                         (Unaudited)
                                   For the quarter ended              For the six months ended
                                         March 31,                           March 31,
                               -------------------------------     -------------------------------

                                   1998              1997              1998              1997
                               --------------    -------------     -------------    ---------------

Net sales                          $191,216          $196,005           $393,168         $398,107
Gross profit                           (557)            6,690              7,714            6,896
Net loss before cumulative
effect of change in
accounting principle                (17,275)          (10,735)           (26,583)         (24,714)
Net loss                            (17,275)          (10,735)           (27,990)         (24,714)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company operates in two principal business lines: Foodservice and food packaging. Foodservice products include disposable hot and cold drink cups, lids, food containers, plates, bowls and cutlery. These products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. Food packaging products include paper and plastic containers for the dairy and food processing industries. Food packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants.

         The Company's business is highly seasonal with the majority of its net cash flows from operations realized in the second and third quarters of the calendar year. The Company builds inventory to prepare for the higher seasonal demands of the summer months when away-from-home consumption increases. As a result, the Company uses its revolving credit facilities to meet its production requirements during periods of reduced cash flow. Although the Company believes that funds available under the credit facilities together with cash generated from operations will be adequate to provide the Company's cash requirements, there can be no assurance that such capital resources will be sufficient in the future.

         On March 12, 1998, the stockholders of the Company consummated an agreement with SF Holdings and an affiliate of SF Holdings. In connection with this transaction, all shareholders of record on March 11, 1998 exchanged their shares of common stock for a new Class A Common Stock. In addition, a stock dividend of 4.2 shares of a new Class B Common Stock was declared to the shareholders of record on March 11, 1998. SF Holdings acquired from the Company's stockholders 48% of the Company's outstanding Class A Common Stock and all of the outstanding Class B Common Stock. As a result, SF Holdings holds 90% of the total number of outstanding shares of both classes of the Company's common stock.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

         Net sales decreased to $191.2 million for the three months ended March 31, 1998 from $196.0 million for the same period in 1997, a decrease of $4.8 million or 2.4%. The December 1997 sale of the bakery business resulted in a $6.8 million decrease in sales. Excluding the impact of the bakery business sale, net sales increased by $2.0 million, or 1.0%, reflecting a 2.6% increase in domestic sales volume which is partially offset by a 1.5% decrease in domestic sales price. Price has been negatively impacted both by competitive market conditions and by falling raw material prices. The benefit of lower raw material prices is generally passed on to customers. Foodservice sales volume increased 3.6% while food packaging sales volume decreased 4.6%. Foodservice volume has been positively impacted by the Company's focus on revenue growth with key customers. The decrease in food packaging sales volume is primarily attributable to decreases in demand by large accounts in their customer base due to market conditions.

         Gross profit decreased to $5.3 million for the three months ended March 31, 1998 from $9.8 million for the same period in 1997, a decrease of $4.5 million or 46.3%. As a percentage of net sales, gross profit decreased to 2.7% for the three months ended March 31, 1998 from 5.0% for the same period in 1997. Gross profit decreased by $0.7 million as a result of the sale of the bakery business. Additionally, gross profit was negatively impacted by the underabsorption of fixed overhead into inventory due to decreased production during unscheduled down-time, which was partially offset by cost reduction initiatives and lower raw material prices. Additionally, production was decreased to reduce inventory levels and increase inventory turnover.

         Selling, general and administrative expenses increased to $19.0 million for the three months ended March 31, 1998 from $16.7 million for the same period in 1997, an increase of $2.3 million or 13.9%. As a percentage of net sales, selling, general and administrative expenses increased to 9.9% for the three months ended March 31, 1998 from 8.5% for the same period in 1997. This increase is primarily attributable to sales and marketing costs associated with the Company's focus on increasing its sales volume with key customers, costs associated with the new MIS system, and non-recurring expenses associated with an executive retention plan and the year 2000 compliance program.

         Other expense, net increased to $9.4 million in the three months ended March 31, 1998 from expense of $0.5 million for the same period in 1997, an increase of $8.9 million. In the quarter ended March 31, 1998, the Company recognized certain one-time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings (see Note 5) and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives.

         Restructuring charges of $10.5 million were recognized in the quarter ended March 31, 1998. In March 1998, the Company reduced its workforce and decided to rationalize certain product lines and, in connection therewith, dispose of the associated property and equipment. In connection with such plans, the Company recognized charges for severance and asset disposition costs. The Company believes that product line rationalizations will not have a material adverse effect on the Company's results of operations or financial condition and anticipates substantial completion of this restructuring within the next twelve months.

         Operating loss increased to $33.7 million for the three months ended March 31, 1998 from $7.4 million for the same period in 1997 due to the reasons described above.

         Interest expense increased to $10.7 million for the three months ended March 31, 1998 from $9.9 million for the same period in 1997, an increase of $0.8 million or 7.7%, due primarily to higher average use of revolving credit borrowings and incremental interest paid on the portion of the new U.S. Credit Facility used to refinance the SRC Series 1994-1 A-V Notes.

         Income tax benefit increased to $17.8 million for the three months ended March 31, 1998 from $6.9 million for the same period in 1997. The effective rate for the three month periods ending March 31, 1998 and 1997 was 40%.

         Net loss increased to $26.6 million for the three months ended March 31, 1998 from $10.4 million for the same period in 1997 due to the reasons described above.


SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997 (UNAUDITED)

         Net sales decreased to $393.2 million for the six months ended March 31, 1998 from $398.1 million for the same period in 1997, a decrease of $4.9 million or 1.2%. The December 1997 sale of the bakery business resulted in a $7.5 million decrease in sales. Excluding the impact of the bakery business sale, net sales increased by $2.6 million, or 0.7%, reflecting a 3.1% increase in domestic sales volume which is partially offset by a 2.4% decrease in domestic sales price. Price has been negatively impacted both by competition in the marketplace and by falling raw material prices. The benefit of lower raw material prices is generally passed on to customers. Foodservice sales volume increased 3.1% while food packaging sales volume decreased 1.2%. Foodservice volume has been positively impacted by the Company's focus on revenue growth with key customers. The decrease in food packaging sales volume is primarily attributable to decreases in demand by large accounts in their customer base due to market conditions.

         Gross profit increased to $19.2 million for the six months ended March 31, 1998 from $12.6 million for the same period in 1997, an increase of $6.6 million or 52.7%. As a percentage of net sales, gross profit increased to 4.9% for the six months ended March 31, 1998 from 3.2% for the same period in 1997. This improvement primarily results from cost reduction programs implemented in fiscal year 1997, including plant consolidation and manufacturing and operational improvements, which have favorably impacted costs in fiscal year 1998. This improvement was partially offset by the underabsorption of fixed overhead into inventory discussed in the three month comparison above. Additionally, the Company has benefited from higher margin product sales to key customers.

         Selling, general and administrative expenses increased to $38.1 million for the six months ended March 31, 1998 from $32.9 million for the same period in 1997, an increase of $5.2 million or 15.8%. As a percentage of net sales, selling, general and administrative expenses increased to 9.7% for the six months ended March 31, 1998 from 8.3% for the same period in 1997. This increase is primarily attributable to sales and marketing costs associated with the Company's focus on increasing its sales volume with key customers, increased wages and benefits, costs associated with the new MIS system, and non-recurring expenses associated with an executive retention plan and year 2000 compliance program.

         Other expense, net increased to $6.2 million for the six months ended March 31, 1998 from $0.6 million for the same period in 1997, an increase of $5.6 million. In the quarter ended March 31, 1998, the Company recognized certain one-time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings (see Note
5) and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives. These expenses are offset in part by the $3.5 million gain on the sale of the bakery business recognized in the first fiscal quarter of 1998.

         Restructuring charges of $10.5 million were recognized in the quarter ended March 31, 1998. In March 1998, the Company reduced its workforce and decided to rationalize certain product lines and, in connection therewith, dispose of the associated property and equipment. In connection with such plans, the Company recognized charges for severance and asset disposition costs. The Company believes these product line rationalizations will not have a material adverse effect on the Company's results of operations or financial condition and anticipates substantial completion of this restructuring within the next twelve months.

         Operating loss increased to $35.6 million for the six months ended March 31, 1998 from $20.9 million for the same period in 1997 due to the reasons described above.

         Net interest expense increased to $21.5 million for the six months ended March 31, 1998 from $19.5 million for the same period in 1997, an increase of $2.0 million or 10.2%, due primarily to higher average use of revolving credit borrowings and incremental interest paid on the portion of the new U.S. Credit Facility used to refinance the SRC Series 1994-1 A-V Notes.

         Income tax benefit increased to $22.8 million for the six months ended March 31, 1998 from $16.2 million for the same period in 1997. The effective rate for the six month periods ending March 31, 1998 and 1997 was 40%.

         Cumulative effect of change in accounting principle was an expense recorded to write-off previously capitalized costs as explained in Note 3.

         Net loss increased to $35.8 million for the six months ended March 31, 1998 from $24.3 million for the same period in 1997 due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six months ended March 31, 1998 was $18.5 million compared to $18.0 million for the six month period ended March 31, 1997. The net cash used in operating activities in both periods was due principally to the net losses recorded in such periods which reflect both market conditions and the seasonal low cash flow period for the Company.



         The Company's investing activities which consist primarily of capital expenditures historically have been funded through operating cash flow. Capital expenditures for the six months ended March 31, 1998 were $20.3 million ($4.7 million net of proceeds from the sale of the bakery business and from the sale of property, plant and equipment) compared to $24.9 million in the six months period ended March 31, 1997. Capital expenditures were made primarily for routine maintenance and capital improvements. During the current fiscal year, the Company will rely principally on proceeds from the sale of property, plant and equipment to fund capital expenditures.



         On October 24, 1997, the Company refinanced its existing revolving credit facility and other indebtedness and entered into a new revolving credit facility, as amended, in an amount of up to $135.0 million, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on September 30, 2000. The Company's Canadian credit facility (the "Canadian Credit Facility" and with the U.S. Credit Facility, the "Credit Facilities") provides for a term loan of Cdn. $1.9 million and a revolving credit facility of up to Cdn. $7.0 million. As of March 31, 1998, $5.9 million is available under the U.S. Credit Facility, and Cdn. $1.0 million is available under the Canadian Credit Facility. Historically, at March 31, the amount of borrowing availability under the Credit Facilities is lowest due to the Company's seasonality and scheduled interest payments. The Company is in compliance with the debt covenants set forth in the Credit Facilities.


         The Company's principal uses of cash will continue to be for working capital, capital expenditures and debt service requirements. In addition, the Company may be required to fund various contingent liabilities at any time, including amounts accrued for litigation, claims and assessments reflected on the balance sheet as other current liabilities. Although the Company believes that cash generated by operations and funds available from working capital borrowings under the Credit Facilities, as well as funds generated by asset sales, will be sufficient to meet expected operating needs, planned capital expenditures and debt service requirements, there can be no assurance that such capital resources will be sufficient in the future.


NET OPERATING LOSS CARRYFORWARDS

                  As of September 30, 1997, the Company had approximately $170 million of net operating loss ("NOL") carryforwards for federal income tax purposes. The investment in Sweetheart by SF Holdings discussed in Note 7 may result in limitations on the use of these NOL carryforwards. Although the Company has taken certain steps to allow utilization of the NOL carryforwards and anticipates that a substantial portion of its NOL carryforwards will be available to offset future taxable income, there can be no assurance that its NOL carryforwards will become available or that the Company will generate future taxable income. Accordingly, all or a portion of its NOL carryforwards could expire unutilized, which could adversely affect the Company's ability to satisfy obligations as they become due.

YEAR 2000

         The Company has implemented Year 2000 compliance programs designed to ensure that its computer systems and applications will function properly beyond 1999. The Company expects its Year 2000 date conversion programs to be substantially completed by the end of 1999 and believes that adequate resources, both internal and external, have been allocated for this purpose. Management estimates spending for these programs, including Fiscal 1998, to be approximately $2.7 million and will be funded from cash from operations or borrowings under the Credit Facilities. However, there can be no assurance that the Company will identify all Year 2000 date conversion problems in its computer systems in advance of their occurrence or that the Company will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuation in the Company's revenues and operating profitability.

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

                           PART II - OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES

              As described in Note 5 to the financial statements, on March 12, 1998, the shareholders exchanged their common stock for a new Class A Common Stock, and received a 4.2 share stock dividend in a new Class B Common Stock.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On March 11, 1998, the shareholders approved amendments to both the Articles of Incorporation and the By-Laws of the Company. These items are filed as an exhibit hereto.


ITEM 5.       OTHER INFORMATION

              The Board of Directors accepted the resignation of Jerry J. Jasinowski, Peter W.C. Mather and William F. McLaughlin as Directors of the Company effective March 9, 1998 and Burnell R. Roberts effective March 10, 1998. Lawrence W. Ward, Jr. was elected as a Director effective March 10, 1998, and Thomas Uleau and Dennis Mehiel were elected as Directors effective March 12, 1998.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                    3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Sweetheart Holdings Inc. dated March 11, 1998.


                    3.4 Amendment and Restated By-Laws of Sweetheart Holdings Inc. dated March 12, 1998.


                    10.47 Second Restated Management Services Agreement dated March 12, 1998.

                    10.48 Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998.

                    10.49 Amendment No. 2 to the Amended and Restated Loan and Security Agreement dated March 10, 1998.

                    10.50 Amendment No. 3 to the Amended and Restated Loan and Security Agreement dated May 12, 1998.

                    27.0 Financial Data Schedule

              (b) Reports on Form 8-K:

                    The first quarter earnings release was filed as an Item 5 disclosure on Form 8-K on January 27, 1998.

                    The investment by SF Holdings Group, Inc. in the Company was filed as an Item 5 disclosure on Form 8-K on March 26, 1998.

                    A change in the Company's certifying accountant was filed as an Item 4 disclosure on Form 8-K on May 1, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                   SWEETHEART HOLDINGS INC.
                                   (registrant)

Date:  May 15, 1998                 By:  /s/ Hans H. Heinsen
     --------------                      -------------------
                                    Hans H. Heinsen
                                    Vice President, Finance and
                                    Chief Financial Officer