Form 10-K/A
period 1998-03-31
SWEETHEART HOLDINGS INC \DE\
filed 1998-07-10
CIK 908141

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K\A
                |X|Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended September 30, 1997

           |_|Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (No fee required)
                        for the transition period from to

                         Commission file number 33-91600

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No | |

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

CUSTOMERS

         The Company markets its products primarily to customers in the United States and Canada. During the year ended September 30, 1997, sales to the Company's 10 largest customers accounted for approximately 50.3% of the Company's revenues with one customer, McDonald's, accounting for 13.7% of net sales. The loss of one of more large national customers could adversely affect the Company's operating results. The Company has strong relationships with its major national accounts which have been developed over many years.


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

EMPLOYEES AND EMPLOYEE RELATIONS

         At September 30, 1997, the Company employed approximately 8000 persons, with approximately 94% of those employees located at facilities in the United States. The Company currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri, Augusta, Georgia and Toronto, Canada (collectively, the "Sweetheart CBAs"). The Sweetheart CBAs cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority, and union rights. Approximately 990 of the Company's United States hourly employees are represented by a union. All hourly employees located in Canada are represented by a union. The current expiration dates of the Springfield, Augusta and Toronto CBAs are March 4, 2001, October 31, 1998 and November 30, 2000, respectively. The Company anticipates that renewal negotiations regarding the Augusta CBA will result in another three-year contact term. The Company believes its relationship with its employees is good.

ITEM 2.     PROPERTIES

         The Company has 13 manufacturing facilities in the United States and two in Canada. The Company owns or leases manufacturing and warehouse facilities at the locations shown in the following table:


                                                                                           Size
                                                     Type of            Owned/         (Approximate
                  Location                           Facility (1)       Leased         square feet)
                  --------                           ------------       ------         ------------

Atlanta, Georgia............................         M/W(2)                O                 106,000

Augusta, Georgia (2 facilities).............         M/W                   O                 339,000
                                                     W(3)                  L                 204,000

Conyers, Georgia............................         M/W                   O                 350,000
                                                     W                     O                 555,000

Chicago, Illinois (3 facilities)............         M/W                   O                 902,000
                                                     M(2)                  O                 120,000
                                                     W                     L                 587,000

Dallas, Texas (2 facilities)................         M/W                   O               1,316,000
                                                     M(2)                  O                  59,000

Manchester, New Hampshire...................         M/W                   O                 160,000

North Las Vegas, Nevada (2 facilities)......         M/W                   L                 128,000
                                                     W                     L                  12,000

Ontario, California.........................         W(4)                  L                 249,000

Owings Mills, Maryland (3 facilities).......         M/W(5)                O               1,533,000
                                                     W                     O                 267,000
                                                     W                     O                 406,000

Riverside, California.......................         M/W(6)                O                 164,000

Somerville, Massachusetts...................         M/W                   O                 193,000

Springfield, Missouri (2 facilities)........         M/W                   O                 925,000
                                                     W                     L                 415,000

Wilmington, Massachusetts...................         W                     L                 407,000

Scarborough, Ontario (2 facilities).........         M/W                   O                 185,000
                                                     M/W                   O                 207,000


--------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2) Facility is a bakery. The bakery operations were sold on November 30, 1997. See Note 15 of the financial statements (Item 8) for details.
(3) Facility is closed. The Company is currently subleasing 100% of the property on a short-term lease and is actively seeking to sublet the remaining space through the lease termination date, March 31, 2008.
(4) Facility has been closed and returned to the lessor. The facility will be replaced by a new 370,000 sq. foot warehousing facility which will also be located in Ontario, CA.
(5) Facility includes a bakery which ceased operations on November 30, 1997.
(6) The Manufacturing operations ceased on September 2, 1997, and the Warehouse operations will cease by May 31, 1998. The facility will be sold. The facility was closed in order to eliminate anticipated losses resulting from projected lower revenues in the region supplied by this facility.

ITEM 3.     LEGAL PROCEEDINGS

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending against the Company in federal court. The remaining issue involved in the case is a claim that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement
Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs is to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996 the United States District Court for the Southern District of Georgia entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing on its May 21, 1998 decision.

         Management of the Company believes that it will ultimately prevail on the remaining issues in the Aldridge litigation. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operation. See Note 18 of the Notes to Financial Statements.

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

         Certain prior period amounts have been reclassified to conform to current presentation.


                                                                                       Period from
                                                                                        August 30,
                                                                                            to           Period from
                                                Year ended September 30,                September       January 1, to
                                                                                            30,          August 29,
                                  1997           1996          1995         1994          1993            1993
                               (Successor)    (Successor)    (Successor)  (Successor)   (Successor)     (Predecessor)
                              --------------- -------------  -----------  -----------  --------------   -------------
                                                                 (Dollars in thousands)
Operating Data:
Net sales                       $886,017        $959,818      $986,618     $898,528        $81,571        $591,258
Cost of sales                    821,021         846,719       874,593      778,163         71,963         522,615
                                 -------         -------       -------      -------         ------         -------
Gross profit                      64,996         113,099       112,025      120,365          9,608          68,643
Selling, general and              66,792          61,788        66,089       67,712          5,787          45,494
administrative
Loss on asset disposal and
  impairment                      24,550               -             -            -              -               -
Restructuring expense              9,680                                                         -                 -
                                                       -             -            -
Other (income) expense, net          (73)          4,271        (1,197)        (411)           177            (48)
                              ------------     ---------     ----------   ----------    ----------     -----------
Operating income (loss)          (35,953)         47,040        47,133       53,064          3,644          23,197
Interest expense, net             40,265          37,517        37,410       37,248          3,311          43,947
                               ---------       ---------    ----------    ---------      ---------       ---------
Income (loss) before taxes       (76,218)          9,523         9,723       15,816            333         (20,750)
Income tax benefit (expense)      30,487          (3,809)       (3,903)      (6,462)          (161)          6,641
Extraordinary loss                   940               -                                        -                -
                              ----------      ------------ -----------   -----------  ------------     ------------
                                                                     -            -
Net income (loss)                (46,671)          5,714         5,820        9,354            172         (14,109)
Accrued dividends on Class B
Common Stock                             -             -                                       -           4,200
                              ------------    ------------ -----------   -----------  ------------         -------
                                                                     -            -
Net income (loss) applicable
to       common shareholders    $(46,671)         $5,714        $5,820       $9,354           $172        $(18,309)
                                =========         ======        ======       ======           ====        =========
Dividends per share                    -               -             -            -              -               -

Balance Sheet Data
 (at end of period):
  Fixed assets                  $382,491        $427,833      $417,563     $400,176       $393,918        $450,362
  Total assets                   719,530         762,610       741,906      728,442        692,772         753,531
  Total long-term debt           430,499         385,579       369,181      369,749        354,032         587,501
  Shareholders' equity            74,611         121,415       115,805      109,955        100,548        (121,883)
(deficit)


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

         Cost of sales decreased to $821.0 million for the year ended September 30, 1997 from $846.7 million for the same period in 1996, a decrease of $25.7 million or 3.0%. As a percentage of net sales, cost of sales increased to 92.7% for the year ended September 30, 1997 from 88.2% for the same period in 1996. The Company has implemented initiatives which have reduced variable manufacturing costs to offset price conditions in the marketplace described above. As a result, raw material and labor costs have been held constant as a percentage of sales despite lower selling prices to customers. Although overhead spending was contained at 1996 levels, this cost as a percentage of sales has increased. In addition, year-to-date results have been impacted by changes in overhead absorption relating to planned inventory reductions. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs significantly from the change in the prior year period. In 1996, inventory levels increased, resulting in an absorption of fixed costs into inventory. In 1997, inventory levels declined, and the fixed costs associated with inventories sold were recognized. This has resulted in a year-to-year unfavorable impact on cost of sales of $10.5 million.

         Gross profit decreased to $65.0 million for the year ended September 30, 1997 from $113.1 million for the same period in 1996, a decrease of $48.1 million or 42.5%, due to the reasons described above.

         Selling, general and administrative expenses increased to $66.8 million for the year ended September 30, 1997 from $61.8 million for the same period in 1996, an increase of $5.0 million or 8.1%. As a percentage of net sales, selling, general and administrative expenses increased to 7.5% for the year ended September 30, 1997 from 6.4% for the same period in 1996. Approximately $3 million of the increase relates to expenditures on the new MIS system, while the remainder reflects investment in the foodservice distribution selling activity and normal inflation in the wage base. All other selling, general and administrative expenses were held below prior year levels.

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

         Other (income) expense, net increased to $0.1 million of income for the year ended September 30, 1997 from $4.3 million of expense for the same period in 1996, an increase of $4.4 million. Fiscal 1996 was unfavorably impacted by one-time expenses incurred by the Company relating to an investigation of the Company's strategic alternatives.

         Operating loss was $36.0 million for the year ended September 30, 1997 compared to operating income of $47.0 million for the same period in 1996, a change of $83.0 million or 176.4%, due to the reasons described above.

         Interest expense increased to $40.3 million for the year ended September 30, 1997 from $37.5 million for the same period in 1996, an increase of $2.8 million or 7.3%, due primarily to higher average usage of short-term borrowings.

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

         Cost of sales decreased to $846.7 million for the year ended September 30, 1996 from $874.6 million for the same period in 1995, a decrease of $27.9 million or 3.2%. As a percentage of net sales, cost of sales decreased to 88.2% for the year ended September 30, 1996 from 88.6% for the same period in 1995. The decrease in cost of sales as a percentage of net sales was due primarily to significant changes between the periods in overhead costs absorbed into inventory. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be affected when a change in inventory levels during a period differs from the change in the prior year period. Finished goods inventory levels increased to $137.7 million at September 30, 1996 from $104.6 million at September 30, 1995, which resulted in a favorable impact on cost of sales of $10.6 million relating to the absorption of fixed overhead costs. Additionally, the Company realized a 10.4% decrease in material costs from the prior year, offset by an unfavorable shift in product mix.

         Gross profit increased to $113.1 million for the year ended September 30, 1996 from $112.0 million for the same period in 1995, an increase of $1.1 million or 1.0%, due to the reasons described above.

         Selling, general and administrative expenses decreased to $61.8 million for the year ended September 30, 1996 from $66.1 million for the same period in 1995, a decrease of $4.3 million or 6.5%. As a percentage of net sales, selling, general and administrative expenses decreased to 6.4% for the year ended September 30, 1996 from 6.7% for the same period in 1995.

         Other (income) expense, net decreased to $4.3 million of expense for the year ended September 30, 1996 from $1.2 million of income for the same period in 1995, a decrease of $5.5 million. This decrease was due primarily to one-time expenses relating to the investigation of the Company's strategic alternatives.

         Operating income decreased to $47.0 million for the year ended September 30, 1996 from $47.1 million for the same period in 1995, a decrease of $0.1 million or 0.2%, due to the reasons described above.

         Interest expense increased to $37.5 million for the year ended September 30, 1996 from $37.4 million for the same period in 1995, an increase of $0.1 million or 0.3%, due primarily to higher average usage of short-term borrowings.

         Income tax expense decreased to $3.8 million for the year ended September 30, 1996 from $3.9 million for the same period in 1995, a decrease of $0.1 million or 2.4%. The effective tax rate for the year ended September 30, 1996 was 40.0% compared to 40.1% for the same period in 1995.

         Net income decreased to $5.7 million for the year ended September 30, 1996 from $5.8 million for the same period in 1995, a decrease of $0.1 million or 1.8%, due to the reasons described above.


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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this item is submitted as a separate section of this report, beginning on page 29.

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

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUE TABLE

              Name                      Unexercised Options (1)
                                           September 30, 1997
                                   Exercisable       Unexercisable
---------------------------------  -----------------------------------

William F. McLaughlin                  4,265           16,700

William H. Haas                          876            1,975

William F. Spengler                        0            5,000

Daniel M. Carson                         712            1,119

James R. Mullen                          333            1,167


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

                                                                                          Common Stock
                                                                           ----------------------------------------

                                                                              Number of           Percent of Class
Name of Beneficial Owner                                                       Shares
------------------------                                                   ----------------       -----------------

American Industrial Partners Capital Fund, L.P. .........................      538,825                  51.51%
         One Maritime Plaza
         Suite 2525
         San Francisco, CA 94111

Mellon Bank, N.A., as Trustee for First Plaza Group Trust (1) ...........      350,000                  33.46
         One Mellon Bank Center
         Pittsburgh, PA 15258

Leeway & Co., as nominee for the AT&T Master Pension Trust (2) ..........      150,000                  14.34
         c/o State Street Bank & Trust Co.
         Master Trust Division - W6C
         1 Enterprise Drive
         North Quincy, MA 02171

W. Richard Bingham (3) ..................................................      538,825                  51.51


Burnell R. Roberts (4) ..................................................         -                       -
Theodore C. Rogers (3) ..................................................      538,825                  51.51
Peter W.C. Mather........................................................         -                       -
Jerry J. Jasinowski......................................................         -                       -
William  F. McLaughlin...................................................        6,000                   0.57
William  F. Spengler.....................................................         -                       -
William  H. Haas.........................................................         -                       -
Daniel M. Carson.........................................................         -                       -
James R. Mullen..........................................................         -                       -
Directors and executive officers as a group (16 persons) (5).............      544,825                  52.08
----------

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

         On December 29, 1997, AIP, on behalf of itself and the other stockholders of Sweetheart Holdings Inc. ("Holdings"), entered into an agreement with Creative Expressions Group, Inc. ("CEG"), an affiliate of The Fonda Group, Inc. ("Fonda"), a manufacturer of disposable beverage service and food service products. Both CEG and Fonda are privately held companies controlled by Dennis Mehiel ("Mehiel"). Pursuant to the agreement, SF Holdings, Inc. ("SFH"), a new holding company formed by Mehiel, will acquire from Holdings' stockholders 48% of Holdings outstanding common stock and all of a new class of non-voting common stock, giving SFH 90% of the total number of outstanding Holdings shares. As part of the consideration for these shares, SFH will issue its own preferred stock to Holdings stockholders. Upon consummation of the transaction, Holdings' Board of Directors will have five members, three of whom will be nominated by Holdings' existing stockholders and two of whom will be nominated by SFH. Significant actions by Holdings' Board will require the vote of four directors. CEG will manage the day-to-day operations of Holdings and Sweetheart Cup Company Inc. with a view to achieving cost savings and other synergies with the operations of Fonda. In this connection, Mehiel and Tom Uleau, Fonda's president, will assume executive roles. Consummation of the transaction is expected to occurred on March 12, 1998.


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

       10.35 Amended and Restated Loan and Security Agreement dated October 24, 1997 between Sweetheart Holdings Inc. as borrower and BankAmerica Business Credit, Inc., as Agent (incorporated by reference from
              Exhibit 10.35 of the Company's report on Form 10-K dated December 30, 1997 (the "1997 10-K")).

       10.36 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated November 18, 1996 (incorporated by reference from Exhibit
              10.36 of the 1997 10-K).

       10.37 Employment Agreement dated March 1, 1997 between Sweetheart Holdings Inc. and William F. Spengler (incorporated by reference from Exhibit 10.37 of the 1997 10-K).

       10.38 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated October 1, 1997 (incorporated by reference from
              Exhibit 10.38 of the 1997 10-K).

       10.39 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated October 1, 1997 (incorporated by reference from Exhibit
              10.39 of the 1997 10-K).

       10.40 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. Spengler dated October 1, 1997 (incorporated by reference from
              Exhibit 10.40 of the 1997 10-K).

       10.41 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated October 1, 1997 (incorporated by reference from Exhibit
              10.41 of the 1997 10-K).

       10.42 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated October 1, 1997 (incorporated by reference from Exhibit
              10.42 of the 1997 10-K).

       10.43 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated December 19, 1997 (incorporated by reference from
              Exhibit 10.43 of the 1997 10-K).

       10.44 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated December 19, 1997 (incorporated by reference from Exhibit
              10.44 of the 1997 10-K).

       10.45 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated December 19, 1997 (incorporated by reference from Exhibit
              10.45 of the 1997 10-K).

       10.46 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated December 19, 1997 (incorporated by reference from Exhibit
              10.46 of the 1997 10-K).

       21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).

       27.0   September 30, 1997 Financial Data Schedule

(b)  Current Reports on Form 8-K

         None.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

Report of Independent Public Accountants                               30


Consolidated Balance Sheets as of September 30, 1997
         and September 30, 1996                                        31


Consolidated Statements of Operations for the years ended
         September 30, 1997, 1996 and 1995                             32


Consolidated Statements of Cash Flows for the years ended
         September 30, 1997, 1996 and 1995                             33


Consolidated Statements of Shareholders' Equity for the years ended
         September 30, 1997, 1996 and 1995                             34


Notes to Consolidated Financial Statements                             35

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetheart Holdings Inc. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended September 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.



                                                         /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
   (except with respect to
   the matter discussed in
   Note 20, as to which the
   date is March 12, 1998)

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1997 AND 1996
                        (In thousands, except share data)

                                                               September 30,
                                                           1997           1996
                                                           ----           ----

                         Assets
Current assets:
  Cash and cash equivalents                             $   2,650     $   4,371
  Restricted cash                                          29,016        28,870
  Cash in escrow                                           13,323            --
  Receivables, less allowances of $1,740
  and $2,466, respectively                                 85,774        88,183
  Inventories                                             148,845       172,838
  Deferred income taxes                                     2,471         1,771
  Assets held for sale, net                                 8,466            --
  Other current assets                                     20,868        20,099
                                                        ---------     ---------
       Total current assets                               311,413       316,132
                                                        ---------     ---------

  Property, plant and equipment                           527,999       527,394
       Less - Accumulated depreciation                    145,508        99,561
                                                        ---------     ---------
       Net property, plant and equipment                  382,491       427,833
                                                        ---------     ---------

  Deferred income taxes                                    12,471            --
  Other assets                                             13,155        18,645
                                                        ---------     ---------

       Total assets                                     $ 719,530     $ 762,610
                                                        =========     =========

         Liabilities and Shareholders' Equity
 Current liabilities:
   Accounts payable                                     $  58,933     $  70,472
   Accrued payroll and related costs                       40,528        47,828
   Other current liabilities                               43,815        33,918
   Current portion of long-term debt                        1,369         1,535
                                                        ---------     ---------
       Total current liabilities                          144,645       153,753
                                                        ---------     ---------

   Long-term debt                                         430,499       385,579
   Deferred income taxes                                       --        17,803
   Other non-current liabilities                           69,775        84,060

Shareholders' equity:
   Common stock-
      Par value $.01 per share; 3,000,000 shares
      authorized; 1,046,000 shares issued and
      outstanding                                         101,100       101,100
   Cumulative translation adjustment                         (507)         (322)
   Retained earnings (accumulated deficit)                (25,611)       21,060
   Note receivable related to purchase of common
        stock                                                (371)         (423)
                                                        ---------     ---------
        Total shareholders' equity                         74,611       121,415
                                                        ---------     ---------

   Total liabilities and shareholders' equity           $ 719,530     $ 762,610
                                                        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (In thousands)


                                              For the year ended September 30,
                                               1997       1996         1995
                                           -------------------------------------

Net sales                                  $ 886,017    $ 959,818    $ 986,618
Cost of sales                                821,021      846,719      874,593
                                           ---------    ---------    ---------

         Gross profit                         64,996      113,099      112,025

Selling, general, and administrative          66,792       61,788       66,089
Loss on asset disposal and impairment         24,550           --           --
Restructuring charges                          9,680           --           --
Other (income) expense, net                      (73)       4,271       (1,197)
                                           ---------    ---------    ---------

         Operating income (loss)             (35,953)      47,040       47,133

Interest expense, net                        (40,265)     (37,517)     (37,410)
                                           ---------    ---------    ---------

         Income (loss) before income
         taxes and extraordinary loss        (76,218)       9,523        9,723

Income tax expense (benefit)                 (30,487)       3,809        3,903
                                           ---------    ---------    ---------

         Income (loss) before
         extraordinary loss                  (45,731)       5,714        5,820

Extraordinary loss on debt
     extinguishment (net of income taxes
     of $627)                                    940           --           --
                                           ---------    ---------    ---------

         Net income (loss)                 $ (46,671)   $   5,714    $   5,820
                                           =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (In thousands)


                                              For the year ended September 30,
                                                 1997        1996        1995
                                              ----------------------------------
Cash flows from operating activities:
Net income (loss)                             $ (46,671)  $   5,714   $   5,820
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
     Depreciation and amortization               47,723      43,373      37,741
     Asset impairment expense                    24,550          --          --
     Extraordinary loss, net of tax                 940          --          --
     Deferred income taxes                      (30,487)      2,645       3,144
Changes in operating assets and liabilities:
     Receivables                                 (1,341)     14,103     (17,863)
     Inventories                                 23,993     (20,878)     21,055
     Accounts payable                           (11,541)      5,259       4,852
     Other, net                                 (10,408)     (6,708)     (3,850)
                                              ---------   ---------   ---------
     Net cash provided by (used in)
       operating activities                      (3,242)     43,508      50,899
                                              ---------   ---------   ---------

Cash flows from investing activities:
Additions to property, plant, and
  equipment                                     (47,757)    (50,236)    (51,625)
Proceeds from sales of property,
  plant, and equipment                           17,843          --         111
                                              ---------   ---------   ---------
     Net cash used in investing                 (29,914)    (50,236)    (51,514)
     activities                                ---------   ---------   ---------


Cash flows from financing activities:
Proceeds from debt                              331,216     194,160     103,852
Repayment of debt                              (286,364)   (178,235)   (103,535)
Payment received on common stock
  note receivable                                    52          77          --
Increase in restricted cash                        (146)    (12,904)     (3,932)
Increase in cash in escrow                      (13,323)         --          --
                                              ---------   ---------   ---------
     Net cash provided by (used in)
         financing activities                    31,435       3,098      (3,615)
                                              ---------   ---------   ---------

Net decrease in cash and  cash                   (1,721)     (3,630)     (4,230)
equivalents

Cash and cash equivalents, beginning
  of year                                         4,371       8,001      12,231
                                              ---------   ---------   ---------

Cash and cash equivalents, end of year        $   2,650   $   4,371   $   8,001
                                              =========   =========   =========

Supplemental cash flow disclosures:
    Interest paid                             $  38,818   $  35,767   $  35,748
                                              =========   =========   =========
    Income taxes paid                         $      --   $   2,226   $   1,061
                                              =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                        (In thousands, except share data)

                                                          Cumulative                                    Total
                                          Common Stock    Translation     Retained        Note      Shareholders'
                                                          Adjustment      Earnings     Receivable      Equity
                                          ------------------------------------------------------------------------
Balance, September 30, 1994                $101,100        $(171)        $  9,526         $(500)        $ 109,955

Net income                                       --           --            5,820            --             5,820
Translation adjustment                           --           30               --            --                30
                                           --------        -----         --------         -----         ---------

Balance, September 30, 1995                 101,100         (141)          15,346          (500)          115,805

Net income                                       --           --            5,714            --             5,714
Payment received on note receivable              --           --               --            77                77
Translation adjustment                           --         (181)              --            --              (181)
                                           --------        -----         --------         -----         ---------

Balance, September 30, 1996                 101,100         (322)          21,060          (423)          121,415

Net loss                                         --           --          (46,671)           --           (46,671)
Payment received on note receivable              --           --               --            52                52
Translation adjustment                           --         (185)              --            --              (185)
                                           --------        -----         --------         -----         ---------

Balance, September 30, 1997                $101,100        $(507)        $(25,611)        $(371)        $  74,611
                                           ========        =====         ========         =====         =========

The accompanying notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997, 1996 AND 1995

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

         (j)  Reclassifications -

         Certain prior year balances have been reclassified to conform with current presentation.

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

         (l)  Use of Estimates -

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


(2)  INVENTORIES

         The components of inventories and their valuation methods are as follows (in thousands):

                                                September 30,   September 30,
                                                    1997            1996
                                               --------------   -------------
 Components-
     Raw materials and supplies                  $ 32,302       $ 35,166
     Finished  products                           108,842        129,956
     Work in progress                               7,701          7,716
                                                 --------       --------
                                                 $148,845       $172,838
                                                 ========       ========

 Valued at lower of cost or market -
     First in, first out ("FIFO")                $ 15,300       $ 17,011
     Last in, first out ("LIFO")                  133,545        155,827
                                                 --------       --------

                                                 $148,845       $172,838
                                                 ========       ========

         Had inventories valued on the LIFO basis been stated on a FIFO basis, inventories would have been $6,568,000 and $3,999,000 lower than reported at September 30, 1997 and 1996, respectively. Cost of sales on a FIFO basis would have been higher by $2,569,000 and $11,538,000 for the years ended September 30, 1997 and 1996, respectively, and lower by $21,022,000 for the year ended September 30, 1995.

(3)  PROPERTY, PLANT AND EQUIPMENT

         The Company's major classes of property, plant and equipment are as follows (in thousands):

                                             September 30,      September 30,
                                                  1997               1996
                                           -----------------   --------------

Land                                             $ 23,801         $ 26,008
Buildings                                          85,808           90,760
Machinery and equipment                           394,754          375,404
Construction in progress                           23,636           35,222
                                                 --------         --------

         Total                                    527,999          527,394
                                                 --------         --------

Accumulated depreciation                          145,508           99,561
                                                 --------         --------

Net property, plant and equipment                $382,491         $427,833
                                                 ========         ========


(4)  OTHER ASSETS

         The components of long term other assets are as follows (in thousands):


                                              September 30,    September 30,
                                                   1997             1996
                                              ------------     ---------------

       Debt issuance costs, net of
            accumulated amortization          $    8,159         $   12,874
       Intangible pension asset
            (see Note 7)                             860              2,484
       Prepaid assets                              2,423              1,299
       Other                                       1,713              1,988
                                              ----------         ----------

                Total long-term               $   13,155         $   18,645
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
                                                   ===========                        ===========


(6)  OTHER NON CURRENT LIABILITIES

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

         The   following   table   analyzes   the   plans'   unfunded,   accrued
postretirement health care cost liability as reflected on the balance sheet (in thousands):


                                                September 30,                    September 30,
                                                     1997                            1996
                                            -----------------------          ----------------------

Accumulated Postretirement Benefit
     Obligation:
     Retirees                                    $    24,936                      $    25,596
     Other fully eligible participants                 5,731                            6,472
     Other active participants                        12,166                           17,577
                                                 -----------                      -----------

                                                      42,833                           49,645

     Unrecognized prior service cost                   4,861                            1,536
     Unrecognized actuarial gain                      13,389                           10,644
                                                 -----------                      -----------
     Accrued postretirement health care
         cost liability                          $    61,083                      $    61,825
                                                 ===========                      ===========

         The components of net postretirement health care cost are as follows (in thousands):


                             Year ended             Year ended            Year ended
                         September 30, 1997     September 30, 1996    September 30, 1995
                        ---------------------- --------------------------------------------

Service cost-
   benefits attributed
   to service during
   the period                 $     859              $   1,533             $   1,497
Interest cost on
   accumulated post-
   retirement benefit
   obligation                     3,098                  3,868                 4,134
Net amortization
   and deferral                  (1,326)                  (187)                 (118)
                              ----------             ----------            ----------
     Net postretirement
       health care cost       $   2,631              $   5,214             $   5,513
                              =========              =========             =========


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

(9)  INCOME TAXES

         The income tax benefit (provision) includes the following components (in thousands):


                             Year ended             Year ended            Year ended
                         September 30, 1997     September 30, 1996    September 30, 1995
                        ---------------------- --------------------------------------------

Current-
   Federal                     $       -              $       -            $       -
   State                               -                      -                    -
   Foreign                             -                 (1,164)                (759)
                               ---------              ----------           ----------

    Total current                      -                 (1,164)                (759)
                               ---------              ----------           ----------

Deferred -
   Federal                        26,165                 (2,315)              (2,829)
   State                           3,738                   (330)                (315)
   Foreign                           584                       -                   -
                               ----------             -----------          ----------

    Total deferred                30,487                 (2,645)              (3,144)
                               ---------              ----------           ----------

                               $  30,487              $  (3,809)           $  (3,903)
                               =========              ==========           ==========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for the years ended September 30, 1997, 1996 and 1995 as a result of the following:

                                         Year ended                 Year ended               Year ended
                                        September 30,             September 30,             September 30,
                                            1997                       1996                     1995
                                     --------------------      ---------------------    ----------------------

U.S. Federal tax rate                          35%                       35%                      35%
State income taxes, net of
   U.S. Federal tax impact                      4                         4                        4
Other, net                                      1                         1                        1
                                            ------                    ------                   ------

       Effective tax rate                      40%                       40%                      40%
                                             =====                     =====                   ======

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

(10)  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                                                                          September 30,         September 30,
                                                                                              1997                  1996
                                                                                         -------------------    -----------------

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
         2000 -- 101.313%, and 2001 and
         thereafter -- 100.000%


Revolving  Loan at Bankers  Trust's  prime rate plus 1.50%,  or Bankers  Trust's
   Eurodollar  rate  plus  2.50%,  subject  to  certain  limitations  as well as downward  adjustment for any interest period  beginning after October 1, 1994 upon the satisfaction of certain financial criteria,  due on August 30, 1998
   (interest  rates - 10.0% and 7.91%)                                                          60,000              15,800


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

Operating Facility,  at Bank of Nova Scotia's prime rate plus 1.25%,  repaid and reborrowed  until  October  31,  1998,  subject  to  satisfaction  of certain conditions on the date of any such borrowing (interest  rates - 6.0% and 7.0%
   at September 30, 1997 and 1996)                                                               5,431               3,304
                                                                                           -----------         ------------


                                                                                               428,168              383,314
                                                                                           -----------         ------------

Less - Current portion of long-term debt                                                        (1,369)              (1,435)
                                                                                           ------------        -------------

                                                                                              $426,799             $381,879
                                                                                           ===========         ============

         The aggregate annual maturities of long-term debt at September 30, 1997 are as follows (in thousands):

                  1998                                                $    1,369
                  1999                                                    66,799
                  2000                                                   250,000
                  2001                                                         -
                  2002                                                         -
                  2003 and thereafter                                    110,000
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

         The estimated fair values of the Company's financial instruments at September 30 are as follows (in thousands):


                                                      1997                                  1996
                                      ----------------------------------------------------------------------------
                                       Carrying Amount       Fair Value        Carrying Amount      Fair Value
                                      ------------------- ------------------ -------------------------------------

Cash and cash equivalents                  $   2,650           $   2,650          $   4,371           $   4,371
Other current assets                         308,763             308,763            311,761             311,761
Current portion of long-term debt
     and bonds                                 1,369               1,369              1,535               1,535
Other current liabilities                    163,276             163,276            152,218             152,218
Long-term bonds                                3,700               3,700              3,700               3,700
Long-term debt                               426,799             428,271            381,879             388,792

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


         Prior year amounts below have been reclassified as noted in Note 1, item (j):


                                For the            For the            For the
                              year ended          year ended         year ended
                             September 30,      September 30,      September 30,
                                 1997                1996               1995
                           ------------------ ----------------------------------

Net sales                         $886,017           $959,818           $986,618
Gross profit                        37,128             95,503             71,873

Income (loss) from
  continuing operations
  before extraordinary loss        (36,143)            20,213                766
Net income (loss)                  (37,083)            20,213                766


(20)  SUBSEQUENT EVENT

         On March 12, 1998, the stockholders of the Company consummated an agreement with SF Holdings Group, Inc. ("Buyer") and Creative Expressions Group, Inc., an affiliate of Buyer. Pursuant to the agreement Buyer acquired from the Company's stockholders 48% of the Company's outstanding common stock and all of a new class of non-convertible, non-voting common stock, as a result of which Buyer holds 90% of the total number of outstanding shares of both classes of the Company's common stock. Upon consummation of the transaction, the Company's existing stockholders nominated three of the Company's five directors and Buyer nominated two directors. Significant actions by the Company's Board of Directors will require the vote of four directors. Additionally, pursuant to the agreement, The Fonda Group, Inc., affiliate of Buyer, manages the day-to-day operations of the Company. The
Company incurred $2.6 million of severance expenses as a result of the termination of certain officers of the Company pursuant to certain executive separation agreements. The Company also incurred financial advisory and legal expenses of approximately $4.4 million in connection with the transaction.


(21)  UNAUDITED SUBSEQUENT EVENT

         In the quarter ended March 31, 1998, the Company recognized certain one-time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives.

         In the quarter ended March 31, 1998, the Company reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%, and decided to rationalize certain product lines, and in connection therewith, disposed of the associated property and equipment. In connection with such plans, the Company recognized $10.5 million of charges for severance and asset disposition costs, of which $5.0 million of cash expenditures remain unpaid as of March 31, 1998. The Company anticipates substantial completion of this restructuring within the next twelve months.

         Subsequent to the close of the bakery business as described in Note 15, the Company revised its estimate of the gain on such sale to $3.5 million, which has been reflected in the Company's unaudited financial statements for the six months ended March 31, 1998.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                        PAGE
                                                                        ----

Report of Independent Public Accountants                                  57

Schedule II - Valuation and Qualifying Accounts                           58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries included in this Form 10-K and have issued our reports thereon dated December 8, 1997 (except with respect to the matter discussed in Note 20, as to which the date is March 12, 1998). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                         /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
   (except with respect to
   the matter discussed in
   Note 20, as to which the
   date is March 12, 1998)

                                                                     SCHEDULE II


                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)



                                                             Additions
                                                   ------------------------------
                                     Balance at     Charged to        Charged                        Balance at
                                     beginning       costs and       to other                          end of
         Classifications             of period     expenses (1)    accounts (2)    Deductions (3)      period
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on July 10, 1998.

                                               SWEETHEART HOLDINGS INC.
                                               (Registrant)

                                               By: /S/  DENNIS MEHIEL
                                                        -------------
                                                        Dennis Mehiel
                                                        Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on July 10, 1998, by the following persons in the capacities indicated:

                 SIGNATURE                         CAPACITY



           /s/  DENNIS MEHIEL
           ------------------            Chief Executive Officer and Chairman
                 Dennis Mehiel           of the Board



           /s/  THOMAS ULEAU
           -----------------             President, Chief Operating Officer
                Thomas Uleau             and Director



           /s/  W. RICHARD BINGHAM
           -----------------------       Director
                W. Richard Bingham



           /s/  THEODORE C. ROGERS       Director
           -----------------------
                Theodore C. Rogers



           /s/  LAWRENCE W. WARD         Director
           ---------------------
                Lawrence W. Ward



           /s/  HANS H. HEINSEN
           --------------------          Vice President-Finance and Chief
                Hans H. Heinsen          Financial Officer (Principal Financial
                                         Accounting Officer)