Form 10-Q
period 1998-06-30
SWEETHEART HOLDINGS INC \DE\
filed 1998-08-14
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                  [X] Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
                             Quarterly Period Ended
                                  June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from _________ to_________
                        Commission file number 33-91600

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

Yes [X] No [  ]


        The number of shares outstanding of the Registrant's stock as of  August 14, 1998:

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


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    Sweetheart Holdings Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                              (Unaudited)
                                                                                June 30,             September 30,
                                                                                  1998                 1997 (a)
                                                                            -----------------      ----------------
                                     ASSETS
      Current assets:
         Cash and cash equivalents                                             $    4,236           $    2,650
         Restricted cash                                                               --               29,016
         Cash in escrow                                                             6,819               13,323
         Receivables, less allowances of $2,780 and $1,740, respectively           90,764               85,774
         Inventories                                                              133,690              142,277
         Deferred income taxes                                                      2,471                2,471
         Assets held for sale                                                          --                8,466
         Other current assets                                                      17,940               20,868
                                                                                ---------            ---------
           Total current assets                                                   255,920              304,845

         Property, plant and equipment                                            544,629              527,999
         Less - Accumulated depreciation                                          174,703              145,508
                                                                                ---------            ---------
         Net property, plant and equipment                                        369,926              382,491

         Deferred income taxes                                                     43,397               15,098
         Other assets                                                              12,775               13,155
                                                                                ---------            ---------

                  Total assets                                                 $  682,018           $  715,589
                                                                               ==========           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                      $   70,987           $   58,933
         Accrued payroll and related costs                                         40,204               40,528
         Other current liabilities                                                 52,100               43,815
         Current portion of long-term debt                                            730                1,369
                                                                                ---------            ---------

                  Total current liabilities                                       164,021              144,645
                                                                                ---------            ---------

         Long-term debt                                                           420,967              430,499
         Other liabilities                                                         67,304               69,775

      Shareholders' equity:
         Common Stock - par value $.01 per share; 3,000,000 shares
           authorized; 1,046,000 shares issued and outstanding                         --              101,100
         Class A Common Stock - par value $.01 per share; 1,100,000
           shares authorized; 1,046,000 shares issued and outstanding             101,100                   --
         Class B Common Stock - par value $.01 per share; 4,600,000
           shares authorized; 4,393,200 shares issued and outstanding                  44                   --
         Cumulative translation adjustment                                         (1,224)                (507)
         Retained earnings                                                        (70,194)             (29,552)
         Note receivable related to purchase of common stock                           --                 (371)
                                                                                ---------            ---------

                  Total shareholders' equity                                       29,726               70,670
                                                                                ---------            ---------

           Total liabilities and shareholders' equity                          $  682,018           $  715,589
                                                                               ==========           ==========

(a) Prior period balances have been restated (see Note 2 to Consolidated Financial Statements)

          See accompanying notes to consolidated financial statements.

                    Sweetheart Holdings Inc. And Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                                 (In Thousands)


                                            For the quarter ended                    For the nine months ended
                                                   June 30,                                  June 30,
                                       ---------------------------------        ------------------------------------

                                            1998            1997 (a)                 1998               1997 (a)
                                       ---------------    --------------        ---------------      ---------------

Net sales                                  $ 233,792           $ 251,961           $ 626,960           $ 650,068

Cost of sales                                214,856             222,322             588,821             614,933
                                           ---------           ---------           ---------           ---------

Gross profit                                  18,936              29,639              38,139              35,135

Selling, general and
    administrative expense                    16,007              16,333              54,131              49,248
Other expense (income), net                      (93)               (337)              6,184                 245
Restructuring charges                             --                  --              10,527                  --
                                           ---------           ---------           ---------           ---------

     Operating income (loss)                   3,022              13,643             (32,703)            (14,358)

Interest expense, net of interest
    income                                    10,941              10,129              32,439              29,630
                                           ---------           ---------           ---------           ---------

     Income (loss) before income
         tax benefit and
         cumulative effect of
         change in accounting                 (7,919)              3,514             (65,142)            (43,988)
         principle

Income tax expense (benefit)                  (3,168)              1,405             (26,055)            (17,595)
                                           ---------           ---------           ---------           ---------

     Income (loss) before
         cumulative effect of
         change in accounting                 (4,751)              2,109             (39,087)            (26,393)
         principle

Cumulative effect of change in
     accounting principle (net of
     income taxes of $1,007)                      --                  --              (1,511)                 --
                                           ---------           ---------           ---------           ---------

     Net income (loss)                     $  (4,751)          $   2,109           $ (40,598)          $ (26,393)
                                           =========           =========           =========           =========


(a) Prior period balances have been restated (see Note 2 to Consolidated Financial Statements)


          See accompanying notes to consolidated financial statements.

                    Sweetheart Holdings Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)


                                                                              For the nine months ended
                                                                                      June 30,
                                                                          ----------------------------------

                                                                               1998               1997
                                                                          ---------------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $   (40,598)        $   (26,393)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation and amortization                                     34,364              35,489
              Deferred income tax benefit                                      (26,055)            (18,051)
              Cumulative effect of a change in accounting principle              1,511                  --
              Gain on sale of bakery business                                   (3,459)                 --
              Gain on sale of property, plant and equipment                       (786)                 --
         Increase in receivables                                                (4,990)             (2,815)
         Decrease in inventories                                                 8,587              11,898
         Increase (decrease) in accounts payable                                12,054              (1,530)
         Other, net                                                              5,529              (7,098)
                                                                          ------------        -------------

              Net cash used in operating activities                            (13,843)             (8,500)
                                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                            (26,144)            (37,503)
         Proceeds from sale of property, plant and equipment                       889                  --
         Proceeds from sale of bakery business                                  14,718                  --
                                                                           -----------------   -----------

              Net cash used in investing activities                            (10,537)            (37,503)
                                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds of debt                                                      285,566             219,709
         Repayment of debt                                                    (294,119)           (175,916)
         Payment of financing fees                                              (1,372)                 --
          Decrease in restricted cash                                           29,016               3,347
         Decrease in escrow cash                                                 6,504                  --
          Payment received on common stock note receivable                         371                  52
                                                                          ------------        ------------

              Net cash provided by financing activities                         25,966              47,192
                                                                          ------------        ------------

NET INCREASE IN CASH AND CASH       EQUIVALENTS                                  1,586               1,189

CASH AND CASH EQUIVALENTS, beginning of period                                   2,650               4,371
                                                                          ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                                  $      4,236        $      5,560
                                                                          ============        ============


SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                     $    22,241         $    20,941
                                                                          ============        ============

         Income taxes paid                                                 $       459         $       854
                                                                          ============        ============

          See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule 10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Form 10-K/A for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and subsidiaries' (the "Company") financial position as of June 30, 1998 and the results of operations and cash flows for the nine months ended June 30, 1998 have been included. Operating results for the nine month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. Additionally, certain prior year balances have been reclassified to conform with current presentation.


(2)  RESTATEMENTS

         Effective June 1, 1998, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method. Management believes that the FIFO method is preferable because it more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date and more accurately matches revenues with costs reported during the period presented. The financial statements of prior periods have been restated to apply the FIFO method of accounting for inventories retroactively. The effect of this restatement was to decrease retained earnings as of September 30, 1997 by $3.9 million. Net income decreased by $0.1 million and $4.8 million in the nine months ended June 30, 1998 and 1997, respectively, and by $0.6 million in the three months ended June 30, 1997.


(3)  ACCOUNTING PRONOUNCEMENTS

         During the quarter ended December 31, 1997, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.


         (4)      INVENTORIES

         The components of inventories were as follows (in thousands):

                                         June 30,            September 30,
                                           1998                  1997
                                     ------------------     -----------------

Raw materials and supplies             $   28,335             $   31,416
Work in process                             9,262                  7,701
Finished goods                             96,093                103,160
                                        ---------             ----------

                                        $ 133,690             $  142,277
                                        =========             ==========

(5)  LONG TERM DEBT

         On June 15, 1998, the Company's Canadian subsidiary refinanced its then existing Canadian term loan and revolving credit facility and entered into a new credit agreement which provides for a term loan facility of up to Cdn. $10.0 million and a revolving credit facility of up to Cdn. $10.0 million. Term loan borrowings under this facility are payable quarterly through May 2001 and revolving credit facilities have a final maturity date of June 15, 2001. The credit facility is secured by all of the existing and after acquired real and personal, tangible assets of the Company's Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.


(6)  STOCKHOLDERS' EQUITY

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


(7)  OTHER EXPENSE, NET

         In the quarter ended March 31, 1998, the Company recognized certain one-time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings (see Note 6 above) and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives.


(8)  RESTRUCTURING CHARGES

         In the quarter ended March 31, 1998, the Company reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%, and decided to rationalize certain product lines, and in connection therewith, dispose of the associated property and equipment. In connection with such plans, the Company recognized $10.5 million of charges for severance and asset disposition costs, of which $3.6 million of cash expenditures remain unpaid as of June 30, 1998. The Company anticipates substantial completion of this restructuring within the next twelve months.

(9) SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

         Sweetheart Holdings Inc. is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of Sweetheart Holdings Inc. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands):


                                (Unaudited)
                               June 30, 1998          September 30,1997 (a)
                            ---------------------    -------------------------

Current assets                       $257,357               $301,448
Noncurrent assets                     446,088                436,195
Current liabilities                   133,573                116,886
Noncurrent liabilities                549,146                563,066

                                        (Unaudited)                          (Unaudited)
                                   For the quarter ended              For the nine months ended
                                          June 30,                             June 30,
                               -------------------------------     ---------------------------------

                                   1998            1997 (a)            1998             1997 (a)
                               --------------    -------------     --------------    ---------------

Net sales                          $233,793          $251,961           $626,960          $650,068
Gross profit                         13,051            23,221             20,765            16,558
Net income (loss) before
cumulative effect of change
in accounting principle              (5,806)            1,686            (35,723)          (27,277)
Net income (loss)                    (5,806)            1,686            (37,129)          (27,277)

(a) Prior period balances have been restated (see Note 2)

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

         The Company's business is highly seasonal with the majority of its net cash flows from operations realized in the second and third quarters of the calendar year when away-from-home consumption increases. In the event that the Company's cash flow from operations is insufficient to provide working capital necessary to fund production and other cash requirements, the Company will need to utilize its credit facilities or seek other sources of capital. Although the Company believes that funds available under its credit facilities together with cash generated from operations will be adequate to provide for the Company's cash requirements, there can be no assurance that such capital resources will be sufficient in the future.

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


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net sales decreased $18.2 million, or 7.2%, to $233.8 million in the three months ended June 30, 1998 compared to $252.0 million in the three months ended June 30, 1997. The December 1997 sale of the bakery business resulted in a $11.1 million decrease in sales. Excluding the impact of the bakery business sale, net sales decreased by $7.1 million, or 2.9%, reflecting a 2.8% decrease in domestic sales price and a 0.2% decrease in domestic sales volume. Price has been negatively impacted both by competitive market conditions and by falling raw material prices. The benefit of lower raw material prices is generally passed on to customers. Foodservice sales volume decreased 0.1% while food packaging sales volume decreased 1.1%. The decrease in food packaging sales volume is primarily attributable to decreases in demand by large accounts in their customer base due to market conditions. Canadian sales increased $0.1 million or 0.4%.

         Gross profit decreased $10.7 million, or 36.1%, to $18.9 million in the three months ended June 30, 1998 compared to $29.6 million in the three months ended June 30, 1997. As a percentage of net sales, gross profit decreased from 11.8% in the three months ended June 30, 1997 to 8.1% in the three months ended June 30, 1998. This decrease is partially attributable to inventory charges recognized as a result of the Company's initiative to eliminate certain slow-moving and low demand inventory items, which was begun in the third quarter of fiscal 1998. Gross profit was also negatively impacted by the sale of the bakery business.

         Selling, general and administrative expenses decreased $0.3 million, or 2.0%, to $16.0 million in the three months ended June 30, 1998 compared to $16.3 million in the three months ended June 30, 1997. This decrease reflects cost savings as a result of reductions in headcount and related spending. These savings were offset by increased costs associated with the year 2000 compliance program and maintenance and depreciation on the new MIS system, as well as expenses associated with one-time employee relocation charges.

         Operating income decreased $10.6 million, or 77.8%, to $3.0 million in the three months ended June 30, 1998 compared to $13.6 million in the three months ended June 30, 1997 due to the reasons described above.

         Interest expense increased $0.8 million to $10.9 million in the three months ended June 30, 1998 compared to $10.1 million in the three months ended June 30, 1997 due primarily to higher average use of revolving credit borrowings and incremental interest paid on the portion of the U.S. Credit Facility used to refinance the SRC Series 1994-1 A-V Notes.

         Income tax expense (benefit) reflects an effective rate of 40% for the three month periods ending June 30, 1998 and 1997, resulting in a tax benefit of $3.2 million in the three months ended June 30, 1998 and a tax expense of $1.4 million in the three months ended June 30, 1997.

         Net income (loss) decreased $6.9 million to a loss of $4.8 million in the three months ended June 30, 1998 compared to income of $2.1 million in the three months ended June 30, 1997 due to the reasons described above.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

         Net sales decreased $23.1 million, or 3.6%, to $627.0 million in the nine months ended June 30, 1998 compared to $650.1 million in the nine months ended June 30, 1997. The December 1997 sale of the bakery business resulted in a $18.7 million decrease in sales. Excluding the impact of the bakery business sale, net sales decreased by $4.4 million, or 0.7%, reflecting a 2.9% decrease in domestic sales price which is partially offset by a 1.9% increase in domestic sales volume. Price has been negatively impacted both by competition in the marketplace and by falling raw material prices. The benefit of lower raw material prices is generally passed on to customers. Foodservice sales volume increased 2.4%, primarily as a result of the Company's focus on revenue growth with key customers which began during fiscal 1997. Food packaging sales volume decreased 1.1%, which reflects decreases in demand by large accounts in their customer base due to market conditions. Canadian sales increased $1.7 million, or 4.2%, due primarily to volume increases associated with promotional programs offered by major customers in the second fiscal quarter.

         Gross profit increased $3.0 million, or 8.6%, to $38.1 million in the nine months ended June 30, 1998 compared to $35.1 million in the nine months ended June 30, 1997. As a percentage of net sales, gross profit increased from 5.4% in the nine months ended June 30, 1997 to 6.1% in the nine months ended June 30, 1998. This improvement primarily results from cost reduction programs implemented in fiscal year 1997, including plant consolidation and manufacturing and operational improvements, which have favorably impacted costs in fiscal year 1998. Additionally, the Company has benefited from higher margin product sales to key customers. These improvements were partially offset by inventory charges discussed in the three month comparison above, as well as a decrease in gross profit relating to the sale of the bakery business.

         Selling, general and administrative expenses increased $4.9 million, or 9.9%, to $54.1 million in the nine months ended June 30, 1998 compared to $49.2 million in the nine months ended June 30, 1997. Increased costs in the first two quarters of fiscal 1998 associated with wages and benefits and an executive retention plan were partially offset in third quarter of fiscal 1998 by cost savings as a result of reductions in headcount and related spending as discussed in the three month comparison above. The Company also incurred increased expenses attributable to sales and marketing costs associated with the Company's focus on increasing its sales volume with key customers, costs associated with the year 2000 compliance program and maintenance and depreciation on the new MIS system, as well as expenses associated with one-time employee relocation charges.

         Other expense, net increased $6.0 million to $6.2 million in the nine months ended June 30, 1998 compared to $0.2 million in the nine months ended June 30, 1997. In fiscal 1998, the Company recognized certain one-time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings (see Note 6) and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives. These expenses were offset in part by the $3.5 million gain on the sale of the bakery business.

         Restructuring charges of $10.5 million were recognized in fiscal 1998. In March 1998, the Company reduced its workforce and decided to rationalize certain product lines and, in connection therewith, dispose of the associated property and equipment. In connection with such plans, the Company recognized charges for severance and asset disposition costs. The Company believes these product line rationalizations will not have a material adverse effect on the Company's results of operations or financial condition and anticipates substantial completion of this restructuring within the next twelve months.

         Operating loss increased $18.3 million to $32.7 million in the nine months ended June 30, 1998 compared to $14.4 million in the nine months ended June 30, 1997 due to the reasons described above.

         Net interest expense increased $2.8 million to $32.4 million in the nine months ended June 30, 1998 compared to $29.6 million in the nine months ended June 30, 1997 due primarily to higher average use of revolving credit borrowings and incremental interest paid on the portion of the U.S. Credit Facility used to refinance the SRC Series 1994-1 A-V Notes.

         Income tax benefit increased $8.5 million to $26.1 million in the nine months ended June 30, 1998 compared to $17.6 million in the nine months ended June 30, 1997. The effective rate for the six month periods ending March 31, 1998 and 1997 was 40%.

         Cumulative effect of change in accounting principle was an expense recorded to write-off previously capitalized costs as explained in Note 3.

         Net loss increased $14.2 million, or 53.8%, to $40.6 million in the nine months ended June 30, 1998 compared to $26.4 million in the nine months ended June 30, 1997 due to the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended June 30, 1998 was $13.8 million compared to $8.5 million for the nine months ended June 30, 1997. The net cash used in operating activities in both periods was due principally to the net losses recorded in such periods which reflect both market conditions and nonrecurring charges.

         Working capital decreased $68.3 million from $160.2 million at September 30, 1997 to $91.9 million at June 30, 1998. This decrease consists primarily of a $29.0 million decrease in restricted cash as a result of the refinancing of the SRC Series 1994-1 A-V Notes, a $14.2 million decrease in bakery assets which were sold in December 1997, a $12.1 million increase in accounts payable representing an increase in raw material purchases to support the Company's seasonal production needs, and a $8.3 million increase in accrued liabilities which relate primarily to restructuring charges incurred in both fiscal 1997 and the three months ended March 31, 1998.

         Historically, the Company's investing activities, which consist primarily of capital expenditures, have been funded through operating cash flows. Capital expenditures for the nine months ended June 30, 1998 were $26.1 million ($10.5 million net of proceeds from the sale of the bakery business and from the sale of property, plant and equipment) compared to $37.5 million in the nine month period ended June 30, 1997. Capital expenditures were primarily for routine capital improvements. During the current fiscal year, the Company has and will continue to rely principally on proceeds from the sale of property, plant and equipment to fund capital expenditures. The Company does not anticipate any material capital expenditures in the next twelve months other than those funded through asset sales.

         On October 24, 1997, the Company refinanced its then existing revolving credit facility and other indebtedness and entered into a new revolving credit facility, as amended, in an amount of up to $135.0 million, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on September 30, 2000. The U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds on the sale of any of the foregoing. On June 15, 1998, the Company refinanced its then existing Canadian term loan and revolving credit facility and entered into a new credit agreement which provides for a term loan facility of up to Cdn. $10.0 million and a revolving credit facility of up to Cdn. $10.0 million (the "Canadian Credit Facility"). Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001, revolving credit facilities have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all of the existing and after acquired real and personal, tangible assets of the Company's Canadian subsidiary and the net proceeds on the sale of any of the foregoing. Borrowings bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings. As of June 30, 1998, $12.5 million is available under the U.S. Credit Facility, and Cdn. $6.4 million (U.S. $4.4 million) is available under the Canadian Credit Facility.

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

FORWARD-LOOKING STATEMENTS

         Forward-looking statements in this filing, including those in the footnotes to the financial statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material, energy and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation. For additional information see the Company's annual report on Form 10-K/A for the most recent fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              On May 21, 1998, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") affirmed the judgment in favor of the Company in the matter of Aldridge v. Lily Tulip Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal, which petition was denied.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               10.51 Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender.

               10.52 Security Agreement made as of June 15, 1998 between Lily Cups Inc. As Grantor and General Electric Capital Canada Inc. as Lender.

               18.0      Preferability letter

               27.0      Financial Data Schedule



              (b) Reports on Form 8-K:

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





                                   SWEETHEART HOLDINGS INC.
                                   (registrant)

Date:  August 14, 1998              By:  /s/ Hans H. Heinsen
     -----------------                   -------------------
                                    Hans H. Heinsen
                                    Vice President, Finance and
                                    Chief Financial Officer