Form 10-K
period 1998-09-27
SWEETHEART HOLDINGS INC \DE\
filed 1998-12-18
CIK 908141

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                [X]Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended September 27, 1998
           [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 18, 1998: Not Applicable. There is no market for the Common Stock of the Registrant.

         The number of shares outstanding of the Registrant's common stock as of December 18, 1998:

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

                                     PART I

Item 1.    BUSINESS

General

         Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup", and
collectively with Sweetheart Holdings and its other subsidiaries, the "Company"), is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal Year 1998, the Company had net sales of approximately $844 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R) and Preference(TM) for cups and plates and Silent Service(R), Centerpiece(R), Guildware(R), and Simple Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants.

         On August 30, 1993, a group of investors (the "Investors") including American Industrial Partners Capital Fund, L.P. ("AIP") acquired Sweetheart Holdings (the "Acquisition"). The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc., which had been acquired and merged by Fort James Corporation (formerly Fort Howard Corporation) ("Fort James"). On March 12, 1998, the then existing shareholders (the "Original Shareholders") sold 48% of their voting stock and 100% of their non-voting stock, or 90% of the Company's total outstanding stock, to SF Holdings Group, Inc. ("SF Holdings"). In conjunction with this transaction (the "SF Holdings Investment"), AIP assigned the Management Services Agreement, as amended, to SF Holdings which assigned its interest to The Fonda Group, Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings. See "Certain Relationships and Related Transactions". The Company's Canadian operations are conducted through Lily Cups, Inc. ("Lily Canada").

On October 22, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from September 30 to the 52 or 53 week period ending on the last Sunday in September. This change is effective for the Fiscal Year ending in September 1998. Therefore, the fiscal 1998 period from October 1, 1997 through September 27, 1998 is herinafter defined as "Fiscal Year 1998". Fiscal years 1997, 1996, 1995, 1994 and prior are shown as the historical periods from October 1 through September 30 of the respective fiscal years, and are herinafter defined as "Fiscal Year 1997, "Fiscal Year 1996", "Fiscal Year 1995", and "Fiscal Year 1994", respectively.


Products

         The Company sells its products to two principal customer groups: foodservice and food packaging. Foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls and cutlery. Products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters, school systems and other institutional customers. Food packaging customers primarily purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that fill and seal the Company's containers in customers' plants. Through Lily Canada, the Company manufactures and markets its products in Canada to national accounts and distributors.

         Foodservice. The Company's foodservice business consists of three categories: beverage service, tabletop service and carryout service. Foodservice is the Company's largest customer group, accounting for approximately 82% of gross sales during Fiscal Year 1998. Management believes the Company is the largest manufacturer of disposable foodservice products in North America.

         Beverage service products, which consist of paper and plastic cups, lids and straws, represent the largest part of the Company's United States operations. The largest single product type within this category is cups, which are offered in various sizes (ranging from 3 to 64 ounces) and for both hot and cold beverages. Brand names of the Company's principal beverage service products include Sweetheart(R), Lily(R), Trophy(R), Preference(TM), Jazz(R), Gallery(R), Clarity(R) and Lumina(R).

         Tabletop service products include paper and plastic plates, bowls, portion cups and cutlery. These products are sold primarily to fast-food and mid-scale restaurants, health care institutions, airlines and educational and institutional foodservices. The Company's tabletop products include its Silent Service(R), Centerpiece(R), Basix(R), Guildware(R) and Simple Elegance(R) brands of foam dinnerware and plastic cutlery.

         The Company's carry-out service products consist of paper and plastic tubs, containers, lids and hinged plastic containers. The Company believes it is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America.

         Foodservice customers include large national accounts, such as fast-food chains and catering services, which represented approximately 49% of foodservice sales in Fiscal Year 1998. Other customers include distributors, who sell to other end-users, such as independent restaurants, school systems and hospitals. The Company's national accounts include ARAMARK Corporation, McDonald's, and Wendy's International Inc., and its major distributor accounts include Alliant, Bunzl and SYSCO Corporation.

         Food Packaging. The Company's food packaging customers purchase paper and plastic containers and lids for ice cream, frozen novelty products, cultured foods (including sour cream, yogurt, cottage cheese and snack dip) and plastic containers for single-serving chilled juice products. Other products include the Company's Flex-E-Form(R) straight-wall paper manufacturing technology and Flex-Guard(R), a spiral wound tamper-evident lid. Sales to food packaging customers accounted for approximately 11% of the Company's gross sales during Fiscal Year 1998. Management believes the Company is the second largest supplier (in terms of sales) of containers for frozen dessert and cultured dairy products in the food packaging industry in North America.

         To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at their plants. The Company's filling and lidding equipment is leased to customers under the trade names Auto-Pak(TM), Flex-E-Fill(R) and FoodPac(R). This equipment is manufactured in the Company's machine shop and assembly plant located in Owings Mills, Maryland. Types of products packaged in the Company's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt, and squeeze-up desserts.

         Food packaging customers include national and regional dairies and food companies, including Ben & Jerry's Homemade, Inc., Blue Bell Creameries, L.P., The Kroger Co., and Prairie Farms Diary, Inc.

         Canadian Operations. The Company operates in Canada through Lily Canada, which has been manufacturing and marketing foodservice disposable products since 1947. Lily Canada is one of the largest providers of foodservice disposable products in the Canadian market, primarily as a consequence of its large portfolio of national account customers. Sales by Lily Canada during Fiscal Year 1998 constituted approximately 7% of the Company's gross sales.


Marketing and Sales

         The Company focuses its marketing efforts on both the distributor and end-user customer. The Company tailors programs, consisting of products, price, promotional and merchandising materials, training and sales/marketing coverage to effectively meet the specific needs of target customers and markets. The Company sells these programs through a direct sales organization. The Company supports this process through the development of innovative new products, materials and processes, while leveraging its strong brand recognition and national network of manufacturing and distribution centers.


Production

         The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week at 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week at 24 hours per day. Due to customer demand, the Company's plant utilization is substantially higher during late spring and summer than during fall and winter.
See "Properties".


Raw Materials and Suppliers

         Raw materials are critical components of the Company's cost structure. Principal raw materials for the Company's paper operations include solid bleached sulfate paperboard obtained directly from major North American manufacturers, along with wax, adhesives, coating and inks. Paperboard is purchased in "jumbo" rolls and then printed and converted into smaller rolls or blanks for processing into final products. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene, and high and low density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, cutlery, meal service products, straws, lids and containers. The Company manufactures foam products by extruding sheets of plastic foam material that are converted into cups and plates.

         The Company purchases a substantial portion of its requirements for paperboard and resin from several suppliers. The Company has a number of potential suppliers for substantially all of its raw materials and believes that current sources of supply for its raw materials are adequate to meet its requirements.


Competition

         All of the markets in which the Company sells its products are extremely competitive. Because of the low barriers to entry for new competitors, the level of competition has been and may continue to be intense as new entrants attempt to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers, some of whom have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented and includes competitors that compete across the full line of the Company's products, as well as those that compete against a limited number of the Company's products. A few of the Company's competitors are also vertically integrated into the production of paper or plastic raw materials and have greater access to financial and other resources. The Company's primary competitors in its foodservice customer base include Dart Container Corporation, Fort James, Solo Cup Co., International Paper Food Service Group, and Tenneco Inc. Major competitors in its food packaging customer base include Cardinal Plastics, Inc., Landis Plastics, Inc., Norse Dairy Systems, Inc., Polytainer, Ltd. and Sealright Co., Inc.

         The Company believes customers principally evaluate service, price, product quality and graphics capability when considering the purchase of products.


Customers

         The Company markets its products primarily to customers in the United States and Canada. During Fiscal Year 1998, sales to the Company's five largest customers represented approximately 31.3 % of its net sales. One customer of the Company, McDonald's, accounted for 12.1% of net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital

Resources". The loss of one or more large national customers could adversely affect the Company's operating results. The Company has strong relationships with its major national accounts which have been developed over many years.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  Federal,   state,  foreign  and  local  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water, and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

         The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditures by the Company, some of which could be material.

         The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require the Company to upgrade or retrofit air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. The Company anticipates the cost of upgrading such systems to be approximately $1.5 million.

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

         On September 14, 1998, the Company received a request for information from the United States Environmental Protection Agency ("EPA") pursuant to
Section 114 of the federal Clean Air Act, as amended. The EPA notice requests certain information from the Company concerning air emissions and the issuance of construction permits for equipment operating at the Company's Kostner Avenue facility in Chicago, Illinois. The Company is currently cooperating with the EPA and reviewing its potential liability, if any. While the Company has no reason to believe the final outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations, given the early stage of this matter, no assurance can be given about its ultimate effect, if any, on the Company.


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

Employees

         At September 27, 1998, the Company employed approximately 6,700 persons, of whom approximately 5,700 persons were hourly employees.
Approximately 93% of the employees are located at facilities in the United States. The Company currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri, Augusta, Georgia and Toronto, Canada (collectively, the "Sweetheart CBAs"). The Sweetheart CBAs cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority, and union rights. As of September 27, 1998, approximately 17% of the Company's hourly employees were covered by the Sweetheart CBAs. The current expiration dates of the Springfield, Augusta and Toronto CBAs are March 4, 2001, October 31, 1999 and November 30, 2000, respectively. The Company considers its relationship with its employees to be good.

Item 2.     PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States and Canada. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                                            Size
                                                      Type of             Owned/        (Approximate
                   Location                           Facility (1)        Leased        square feet)
                   --------                           ------------        ------        ------------
Augusta, Georgia ...........................          M/W                   O                  339,000

Conyers, Georgia (2 facilities).............          M/W                   O                  350,000
                                                      W                     O                  555,000

Chicago, Illinois (2 facilities)............          M/W                   O                  902,000
                                                      W                     L                  587,000

Dallas, Texas ..............................          M/W                   O                1,316,000

Manchester, New Hampshire...................          M/W                   O                  160,000

North Las Vegas, Nevada (2 facilities)......          M/W                   L                  128,000
                                                      W                     L                   12,000

Ontario, California.........................          W(2)                  L                  400,000

Owings Mills, Maryland (3 facilities).......          M/W                   O                1,533,000
                                                      W                     O                  267,000
                                                      W                     O                  406,000

Somerville, Massachusetts...................          M/W                   O                  193,000

Springfield, Missouri (2 facilities)........          M/W                   O                  925,000
                                                      W                     L                  415,000

Wilmington, Massachusetts...................          W                     L                  407,000

Toronto, Ontario (2 facilities).............          M/W                   O                  185,000
                                                      M/W                   O                  207,000

--------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2) Leased as of September 1998, replacing a 249,000 square foot facility also located in Ontario, CA.

         The Company also leases a warehouse in Augusta, Georgia which was closed in the latter part of Fiscal Year 1997. The Company is currently subleasing such property to a third party through March 31, 2001 and will continue to actively seek to sublet the property through the lease termination date, March 31, 2008. The Company's Riverside California facility was closed in the latter part of Fiscal Year 1997 and was sold in August 1998.

Item 3.     LEGAL PROCEEDINGS

         Aldridge. A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending against the Company in federal court. The remaining issue involved in the case is a claim that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs is to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996 the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. Plaintiffs have filed a motion in the District Court for attorney's fees. No amount has been specified in such motion. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court.

         Management of the Company believes that it will ultimately prevail on the remaining material issues in the Aldridge litigation. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operation. See Note 17 of the Notes to Consolidated Financial Statements.

         Fort James Corporation. A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. The Company filed an Answer to the Complaint denying liability and asserting various defenses to the claims. Discovery proceedings are in progress. In the opinion of management, the ultimate liability, if any, should not have a material adverse effect on the Company's financial position or results of operations.

         Other. The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Sweetheart Cup is a wholly owned subsidiary of Sweetheart Holdings, which is a privately-held corporation. No equity securities of Sweetheart
Holdings or Sweetheart Cup are publicly traded or registered under the Securities Exchange Act of 1934, as amended, and there is no public trading market for the stock. On March 12, 1998, the Original Shareholders sold 48% of their voting stock and 100% of their non-voting stock, or 90% of the Company's total outstanding stock, to SF Holdings. On December 12, 1998, Mr. McLaughlin, the Company's former Chief Executive Officer, sold his remaining 3,120 shares of Class A Common stock to Fonda.

         Payment of cash dividends is restricted under the instruments governing the Company's indebtedness. The Company has not paid cash dividends since the date of the Acquisition in 1993, and does not anticipate paying any cash dividends in the foreseeable future.

         As of December 18, 1998, there were ten holders of Sweetheart Holdings' Class A Common Stock and one holder of Sweetheart Holdings' Class B Common Stock.


Item 6.     SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         Set forth below are selected historical consolidated financial and other data of the Company at the dates and for the Fiscal Years shown. The selected historical consolidated financial data at September 27, 1998 and for Fiscal Year 1998 is are derived from this historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Deloitte & Touche, LLP, independent auditors, and have been included elsewhere herein. The selected historical consolidated financial data at September 30, 1997 and for the Fiscal Years 1997 and 1996 are derived from this historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Arthur Andersen, LLP, independent public accountants, and have been included elsewhere herein. See Item 8. The consolidated historical financial data at September 30, 1996, September 30, 1995 and September 30, 1994 and for the Fiscal Years 1995 and 1994 have been derived from the historical audited consolidated financial statements for such periods.

         On June 1, 1998, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the first-in first-out
(FIFO) method. Management believes that the FIFO method is preferable because it more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date and more accurately matches revenues with costs reported during the period presented. The financial statements of prior periods have been restated to apply the FIFO method of accounting for inventories retroactively. This restatement had no impact on retained earnings as of September 30, 1993. Net income increased or (decreased) by $(0.1) million, $(1.1) million, $(7.4) million, $12.6 million and $(8.1) million in Fiscal Years 1998, 1997, 1996, 1995 and 1994, respectively.

                                                                                       Fiscal Years
                                ------------------------------------------------------------------------------------
(Dollars in thousands)               1998             1997             1996             1995              1994
                                 --------------  ---------------  ---------------  ---------------   ---------------
Operating Data:
Net sales                          $843,502        $886,017         $959,818          $986,618         $898,528
Cost of sales                       787,706         822,818          859,029           853,571          791,646
                                    -------         -------          -------           -------          -------
Gross profit                         55,796          63,199          100,789           133,047          106,882
Selling, general and                 68,818          66,792           61,788            66,089           67,712
administrative
Loss on asset disposal and
  impairment                          5,000          24,550               --                --               --
Restructuring expense                   897           9,680               --                --               --
Other (income) expense, net          12,400             (73)           4,271            (1,197)            (411)
                                  ---------      ------------      ---------         ----------       ----------
Operating income (loss)             (31,319)        (37,750)          34,730            68,155           39,581
Interest expense, net                42,955          40,265           37,517            37,410           37,248
                                  ---------       ---------        ---------        ----------        ---------
Income (loss) before taxes          (74,274)        (78,015)          (2,787)           30,745            2,333
Income tax benefit (expense)         29,711          31,206            1,115           (12,312)          (1,069)
Cumulative effect of an
accounting                            1,511              --               --                --               --
   change
Extraordinary loss                       --             940               --                --               --
                                 -----------     ----------       ------------     ------------      ------------
Net income (loss)                  $(46,074)       $(47,749)         $(1,672)          $18,433           $1,264
                                   =========       =========         ========          =======           ======
Dividends per share                      --              --               --                --               --
Balance Sheet Data (at end of
period):
  Fixed assets                     $355,224        $382,491         $427,833          $417,563         $400,176
  Total assets                      665,626         715,589          757,839           749,445          714,959
  Total long-term debt              422,438         430,499          385,579           369,181          369,749
  Shareholders' equity               18,983          70,670          118,552           120,328          101,865

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


General

         Sweetheart Cup was formed as the result of the acquisition by Fort James of Maryland Cup Corporation in 1983 and Lily-Tulip, Inc. in 1986. Sweetheart Holdings was incorporated as a separate company in 1989 on behalf of Fort Howard and other investors, including management, to acquire all of the U.S. and Canadian disposable foodservice and food packaging operations of Fort James. As a result of the increase in leverage arising from the 1989 acquisition from Fort James and the increased operating costs relating to the establishment of Sweetheart Holdings as an independent business, the Company faced substantial capital constraints, which reduced the Company's manufacturing and operating efficiencies.

         On August 30, 1993, the Investors acquired Sweetheart Holdings. In connection with the Acquisition, Sweetheart Cup (i) issued $190.0 million aggregate principal amount of 9 5/8% Senior Secured Notes due 2000 (the "Senior Secured Notes") and $110.0 million aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes" and with the Senior Secured Notes, the "Sweetheart Notes"), (ii) incurred borrowings under a Credit Agreement dated as of August 30, 1993, among Sweetheart Cup, Sweetheart Holdings, various banks and Bankers Trust Company, as agent, (iii) repaid existing indebtedness of Sweetheart Holdings and Sweetheart Cup, and (iv) issued equity securities of Sweetheart Holdings to the Investors. Pursuant to the Acquisition, the Company's outstanding indebtedness and interest expense was substantially reduced, giving the Company greater financial flexibility to pursue its operating strategy.

         On October 6, 1993, the manufacturing assets and manufacturing employees of Sweetheart Cup located in Illinois, Massachusetts, Maryland, Missouri, and New Hampshire were transferred to Sweetheart Holdings. These assets were transferred subject to the mortgage and liens granted in favor of the trustee under the Senior Secured Notes Indenture and were pledged to such trustee to secure Sweetheart Holdings' obligations under its secured guarantee. This transfer had no effect on the holders of the Senior Secured or Senior Subordinated Notes.

         On March 12, 1998, the Original Shareholders sold 48% of their voting stock and 100% of their non-voting stock, or 90% of the Company's total outstanding stock, to SF Holdings. In conjunction with the SF Holdings
Investment, AIP assigned the Management Services Agreement, as amended, to SF Holdings which assigned its interest to Fonda, a wholly owned subsidiary of SF Holdings.

         On October 22, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to the 52 or 53 week period ending on the last Sunday in September. This change is effective for Fiscal Year 1998 which is from October 1, 1997 through September 27, 1998. The Fiscal Years 1997 and 1996 are shown as the historical periods from October 1 through September 30 of the respective fiscal years.

         The  Company  markets  its  products  to  two  major  customer  groups:
Foodservice and food packaging. Foodservice customers purchase products such as disposable hot and cold drink cups, lids, food containers, plates, bowls and cutlery. Foodservice customers include fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. During Fiscal Year 1998, the Company sold its bakery operations, which impact on operations and earnings is discussed below. Food packaging customers purchase paper and plastic containers for the dairy and food processing industries. Food packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants.


Fiscal Year 1998 Compared to Fiscal Year 1997

         Net sales decreased $42.5 million, or 4.8%, to $843.5 million in Fiscal Year 1998 compared to $886.0 million in Fiscal Year 1997. The December 1997 sale of the bakery business resulted in a $27.9 million decrease in sales. Additionally, the change in the Company's fiscal year end shortened the Company's 1998 fiscal period by three days. The Company's net sales during such three day period totaled $8.1 million. Excluding the impact of the bakery business sale and the shortened reporting period, net sales decreased by $6.5 million, or 0.8%, reflecting a 2.2% increase in domestic sales volume and a 3.1% average decrease in domestic sales price. Price has been negatively impacted both by competition in the marketplace and by declining raw material prices. The benefit of lower raw material prices is generally passed on to customers. Foodservice sales volume increased 2.5% primarily as a result of the Company's focus on revenue growth with key customers. Food packaging volume decreased 0.1%. Canadian net sales increased $1.4 million, or 2.5%, primarily due to volume increases associated with promotional programs offered by major customers in the second quarter of Fiscal Year 1998.

         Gross profit decreased $7.4 million, or 11.7%, to $55.8 million in Fiscal Year 1998 compared to $63.2 million in Fiscal Year 1997. As a percentage of net sales, gross profit decreased to 6.6% in Fiscal Year 1998 from 7.1% in Fiscal Year 1997. This decrease is partially attributable to charges relating to the Company's initiative to eliminate certain slow-moving and low demand inventory items which were recognized in the third quarter of Fiscal Year 1998. In addition, gross profit was negatively impacted by the sale of the bakery business.

         Selling, general and administrative expenses increased $2.0 million, or 3.0%, to $68.8 million in Fiscal Year 1998 compared to $66.8 million in Fiscal Year 1997. As a percentage of net sales, selling, general and administrative expenses increased to 8.2% in Fiscal Year 1998 from 7.5% in Fiscal Year 1997. The Company incurred increased expenses primarily as a result of (i) increased sales and marketing costs associated with the Company's focus on increasing sales volume with key customers, (ii) costs associated with the year 2000 compliance program, (iii) maintenance and depreciation on the new MIS system, and (iv) expenses associated with employee relocation charges. These increased expenses were partially offset in the third and fourth quarters of Fiscal Year 1998 by cost savings as a result of headcount reductions and related spending as discussed below.

         Restructuring expense decreased to $0.9 million in Fiscal Year 1998 compared to $9.7 million in Fiscal Year 1997. In March 1998, the Company reduced its workforce and, in connection therewith, recognized charges of $5.1 million, primarily for severance and related costs. This charge was offset by $4.2 million of the restructuring reserves as of September 30, 1997, which were adjusted due to a change in the restructuring plan as a result of a change in senior management in connection with the SF Holdings Investment. See Note 15 of the Notes to Consolidated Financial Statements.

         Asset impairment expense decreased to $5.0 million in Fiscal Year 1998 compared to $24.5 million in Fiscal Year 1997. In March 1998, the Company decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines, which resulted in a $5.0 million charge to write down the assets to their fair market value. The Company believes these product line rationalizations will not have a material adverse effect on the Company's results of operations or financial condition. The Fiscal Year 1997 charges are more fully described in the Fiscal Year 1997 to Fiscal Year 1996 comparison below. See Note 15 of the Notes to Consolidated Financial Statements.

         Other (income) expense, net was $12.4 million of expense in Fiscal Year 1998 compared to $0.1 million of income in Fiscal Year 1997. In Fiscal Year 1998, the Company recognized certain nonrecurring charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the SF Holdings Investment, $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives, $3.4 million of expense based on actuarial estimates associated with pending litigation, and asset write downs of $1.8 million associated with the sale of the Riverside facility. These expenses were offset in part by the $3.3 million gain on the sale of the bakery business.

         Operating loss decreased $6.5 million to $31.3 million in Fiscal Year 1998 compared to $37.8 million in Fiscal Year 1997 due to the reasons described above.

         Interest expense increased $2.7 million, or 6.7%, to $43.0 million in Fiscal Year 1998 compared to $40.3 million in Fiscal Year 1997 due primarily to higher average use of revolving credit borrowings and incremental interest paid on the portion of the U.S. Credit Facility used to refinance the SRC Series 1994-1 A-V Notes (the "SRC Notes").

         Income tax benefit decreased $1.5 million to $29.7 million in Fiscal Year 1998 compared to $31.2 million in the Fiscal Year 1997. The effective rate for the 1998 and 1997 Fiscal Years was 40%.

         Cumulative effect of a change in accounting principle was an expense recorded to write-off previously capitalized costs as explained in Note 15 of the Notes to Consolidated Financial Statements.

         Net loss decreased $1.6 million, or 3.5%, to $46.1 million in Fiscal Year 1998 compared to $47.7 million in Fiscal Year 1997 due to the reasons described above.


Fiscal Year 1997 Compared to Fiscal Year 1996

         Net sales decreased $73.8 million, or 7.7%, to $886.0 million in Fiscal Year 1997 compared to $959.8 million in Fiscal Year 1996. The decrease in net sales reflects a 2.9% decrease in domestic sales volume and a 4.4% average decrease in domestic sales price. Foodservice selling prices decreased 4.5% while food packaging selling prices decreased 3.5%. Price has been negatively impacted by declining raw material prices and by competition in the marketplace. The benefits of lower raw material prices are generally passed on to customers. Foodservice sales volume decreased 1.7% while food packaging sales volume decreased 11.5%. The decrease in foodservice sales volume is primarily attributable to decreases in the national and clubstore markets offset by increases in foodservice distributor accounts. The decrease in food packaging sales volume is primarily attributable to decreases in demand experienced by key accounts in their customer base in both the cultured and frozen segments. Canadian net sales decreased 2.1% compared to the prior period.

         Gross profit decreased $37.6 million, or 37.3%, to $63.2 million in Fiscal Year 1997 compared to $100.8 million in Fiscal Year 1996. As a percentage of net sales, gross profit decreased to 7.1% in Fiscal Year 1997 from 10.5% in Fiscal Year 1996. The Company has implemented initiatives which have reduced variable manufacturing costs to offset price conditions in the marketplace described above. As a result, raw material and labor costs have been held constant as a percentage of sales despite lower selling prices to customers. Although overhead spending was contained at 1996 levels, this cost as a percentage of sales has increased. In addition, year-to-date results have been impacted by changes in overhead absorption relating to planned inventory reductions. Overhead costs are allocated and absorbed into inventory when inventory is produced and expensed when inventory is sold. As a result, profit comparisons can be materially affected when a change in inventory levels during a period differs significantly from the change in the prior period. In Fiscal Year 1996, inventory levels increased, resulting in an absorption of fixed costs into inventory. In Fiscal Year 1997, inventory levels declined, and the fixed costs associated with inventories sold were recognized. This has resulted in a period-to-period unfavorable impact on gross profit of $10.5 million.

         Selling, general and administrative expenses increased $5.0 million, or 8.1% to $66.8 million in Fiscal Year 1997 compared to $61.8 million in Fiscal Year 1996. As a percentage of net sales, selling, general and administrative expenses increased to 7.5% in Fiscal Year 1997 from 6.4% in Fiscal Year 1996. Approximately $3.0 million of the increase relates to maintenance and depreciation on the new MIS system, while the remainder reflects increased sales and marketing costs associated with the Company's focus on increasing sales volume with key customers and normal inflation in the wage base. All other selling, general and administrative expenses were held below prior period levels.

         Loss on asset disposal and impairment of $24.6 million was recorded in the fourth quarter of Fiscal Year 1997 relating to the review of the carrying value of the Company's long-lived assets. See Note 15 of the Notes to Consolidated Financial Statements.

         Restructuring expense of $9.7 million was recorded in the fourth quarter of Fiscal Year 1997 relating to plant closures and other expenses as part of the Company's strategic planning process. See Note 15 of the Notes to Consolidated Financial Statements.


         Other (income) expense, net increased $4.4 million to $0.1 million of income in Fiscal Year 1997 compared to $4.3 million of expense in Fiscal Year 1996. Fiscal Year 1996 was unfavorably impacted by one-time expenses incurred by the Company relating to an investigation of the Company's strategic alternatives.

         Operating profit (loss) decreased $72.5 million to a $37.8 million operating loss in Fiscal Year 1997 compared to $34.7 of operating income in the same period in Fiscal Year 1996 due to the reasons described above.

         Interest expense increased $2.8 million, or 7.3%, to $40.3 million in Fiscal Year 1997 compared to $37.5 million in Fiscal Year 1996 due primarily to higher average usage of revolving borrowings.

         Income tax benefit increased $30.1 million to $31.2 million in Fiscal Year 1998 compared to $1.1 million in Fiscal Year 1997. The effective rate for the 1998 and 1997 Fiscal Years was 40%.

         Extraordinary loss of $0.9 million (net of $0.6 million in income taxes) was recorded in the fourth quarter of Fiscal Year 1997 relating to the write-off of deferred financing fees associated with a portion of the Company's debt, which was refinanced subsequent to September 30, 1997.

         Net loss increased $46.0 million to $47.7 million in Fiscal Year 1997 compared to net loss of $1.7 million in Fiscal Year 1996 due to the reasons described above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal Year 1998, the Company began to fund a majority of its capital expenditures from the sale of assets. The Company expects to continue to fund a majority of its 1999 capital expenditures from the sale of assets.

         Net cash used in operating activities in Fiscal Year 1998 was $17.8 million compared to $3.2 million in Fiscal Year 1997. The net cash used in operating activities in both periods was due principally to the net losses recorded in such periods which reflect both market conditions and nonrecurring charges.

         Working capital decreased $54.1 million to $106.1 million at September 27, 1998 from $160.2 million at September 30, 1997. This decrease consisted primarily of a $29.0 million decrease in restricted cash as a result of the refinancing of the SRC Notes, a $14.2 million decrease in bakery assets, which were sold in December 1997, a $7.9 million decrease in escrow cash utilized for capital expenditures, and a $7.3 million increase in accounts payable due to the Company's efforts to achieve more favorable vendor terms.

         Capital expenditures for Fiscal Year 1998 were $37.5 million compared to $47.8 million in Fiscal Year 1997. Capital expenditures in Fiscal Year 1998 included $12.0 million for new production equipment and $3.9 million for management information systems, with the remaining consisting primarily of routine capital improvements. Funding for the 1998 capital expenditures was provided by $14.7 million of net proceeds from the sale of the bakery business, $6.8 million from the sale of the Riverside, CA manufacturing facility, $0.9 million from the sale of other property, plant and equipment, and $15.1 million from cash in escrow related to asset sales in Fiscal Year 1997. During the current fiscal period, the Company has and will continue to rely principally on proceeds from the sale of property, plant and equipment to fund capital expenditures. As of September 27, 1998, the Company had $5.5 million of such proceeds on deposit in escrow. The Company does not anticipate any material capital expenditures in the next twelve months other than those funded through asset sales.

         In the fourth quarter of Fiscal Year 1997, the Company completed negotiations for a three-year renewal of its supply arrangement with its largest customer, McDonald's. The Company committed to convert McDonald's cold cup volume to a new raw material substrate (from wax to double-sided polyethylene) over the life of the supply arrangement. The Company has incurred, and expects to incur in Fiscal Years 1999 and 2000, capital expenditures in conjunction with this raw material substrate conversion.

         On October 24, 1997, the Company refinanced its then existing revolving credit facility and other indebtedness and entered into a new revolving credit facility, as amended, in an amount of up to $135.0 million, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on September 30, 2000 and as of September 27, 1998, $8.8 million was available. Borrowings under the U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.25% or (ii) a bank's base rate plus 1.00%, plus certain other fees. The U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the net proceeds on the sale of any of the foregoing.

         On June 15, 1998, Lily Canada refinanced its then existing term loan and revolving credit facility and entered into a new term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Canadian Credit Facility"). Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit borrowings and term loan borrowings have a final maturity date of June 15, 2001. As of September 27, 1998, Cdn $5.4 million (approximately $3.6 million) was available under such facility. The Canadian Credit Facility is secured by all the existing and after acquired real and personal, tangible assets of Lily Canada and the net proceeds on the sale of any of the foregoing. Borrowings bear interest at an index rate of 2.25% with respect to the revolving credit borrowings, and an index rate of 2.50% with respect to the term loan borrowings.

         The Company may, at its election, redeem the Senior Secured Notes at any time at a redemption price equal to a percentage (currently 101.604% and declining to 100% after August 31, 1999) of the principal amount, plus accrued interest. The Senior Secured Notes are secured by mortgages on the real property owned by the Company. Payment of principal and interest of the Senior Subordinated Notes is subordinate to the Senior Indebtedness (as defined therein), which includes the U.S. Credit Facility and the Senior Secured Notes. The Company may, at its election, redeem the Senior Subordinated Notes at any time at a redemption price equal to a percentage (currently 103.938% and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein) the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

         The instruments governing the indebtedness of the Company contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

         Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales will be sufficient to meet the Company's expected operating needs, planned capital expenditures and debt service requirements through September 30, 1999.


Year 2000

         Many of the Company's computer systems may be unable to process dates beyond December 31, 1999. This could result in system failures or miscalculations which could have material adverse effect on the Company's business, financial condition or results of operations. The Company has implemented a Year 2000 compliance program intended to identify the programs and infrastructures that could be effected by Year 2000 issues and resolve the problems that were identified on a timely basis.

         The Company has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems, and application systems. The Company is scheduled to complete the hardware and operating systems conversion plans by January 1999. With respect to the application phase, the Company is compliant in its order management and warehousing systems. Manufacturing and planning systems are in final testing and are expected to be compliant by April 1999 and January 1999, respectively. Financial, corporate and in-house developed systems are scheduled for compliance by July 1999. The Company has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. The Company has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event the Company is unable to meet certain key operational dates, it believes its already compliant Year 2000 systems for planning, order management and warehouse management, together with its manual systems, would allow the Company to ship products to customers and engage in other critical business functions.

         The Company estimates the cost of its Year 2000 program to be $2.7 million, of which $1.2 million had been spent through September 27, 1998. Future expenditures will be funded from cash flow from operations or borrowings under credit facilities. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.


Net Operating Loss Carryforwards

         As of September 27, 1998 the Company had approximately $202 million of net operating loss ("NOL") carryforwards for federal income tax purposes which expire at various dates through 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance future taxable income will be generated to utilize such NOLs.


Impact of Recently Issued Accounting Standards

         The impact of recently issued accounting standards is discussed in Note 1 of the Notes to the Consolidated Financial Statements.


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this item is submitted as a separate section of this report, beginning on page 30.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           On April 29, 1998, Deloitte & Touche LLP was appointed as independent auditors for the Company, replacing Arthur Andersen LLP. The decision to change accountants was approved by the Company's Board of Directors. The Company had no disagreements with Arthur Andersen LLP in the six months ended March 31, 1998 or its fiscal years ended September 30, 1997 and 1996.

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of Sweetheart Holdings and Sweetheart Cup as of December 18, 1998. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                              Age         Position
----                              ---         --------
Dennis Mehiel                     56          Chairman and Chief Executive Officer of Sweetheart  Holdings and
                                              Sweetheart Cup

Thomas Uleau                      53          President,  Chief  Operating  Officer and Director of Sweetheart
                                              Holdings and Sweetheart Cup

W. Richard Bingham                62          Director of Sweetheart Holdings and Sweetheart Cup

Lawrence W. Ward, Jr.             46          Director of Sweetheart Holdings and Sweetheart Cup

Theodore C. Rogers                64          Director of Sweetheart Holdings and Sweetheart Cup

Michael Hastings                  51          Senior  Vice  President  - Sales  and  Marketing  of  Sweetheart
                                              Holdings and Sweetheart Cup

Hans H. Heinsen                   45          Senior Vice President - Finance and Chief  Financial  Officer of
                                              Sweetheart Holdings and Sweetheart Cup

Charles E. Busse                  60          Vice   President  -  Research  and   Engineering  of  Sweetheart
                                              Holdings and Sweetheart Cup

Daniel M. Carson                  52          Vice  President - General  Counsel and  Corporate  Secretary  of
                                              Sweetheart Holdings and Sweetheart Cup

William H. Haas                   57          Vice  President - Sales of  Sweetheart  Holdings and  Sweetheart
                                              Cup

Rick Schneider                    49          Vice  President  -  Manufacturing  of  Sweetheart  Holdings  and
                                              Sweetheart Cup

Jeffrey Seidman                   44          Vice  President - Human  Resources  of  Sweetheart  Holdings and
                                              Sweetheart Cup

Roger A. Lindahl                  41          Treasurer of Sweetheart Holdings and Sweetheart Cup


         Mr. Mehiel has been Chairman of the Board and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of SF Holdings and its subsidiary Fonda. Since 1966, he has been Chairman of Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. Mr. Mehiel is also the Chairman of Box USA of New Jersey, Inc. ("Box USA"), a manufacturer of corrugated containers, and Chairman and Chief Executive Officer of Creative Expressions Group ("CEG"), an affiliate of Fonda and seller of disposable party goods products.

         Mr. Uleau has been President, Chief Operating Officer and a Director of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Uleau is also President, Chief Operating Officer and a Director of SF Holdings and Executive Vice President of Fonda. He has been a director of Fonda since 1988. He also served in a variety of executive officer positions at Fonda since 1988. He has been Executive Vice President of CEG since 1996. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and its Chief Operating Officer in 1994. He is also currently a director of Four M, CEG, and Box USA.

         Mr. Bingham has been a Director of Sweetheart Holdings and Sweetheart Cup Company since August 1993. He co-founded AIPM and has been a Director and officer of the firm since 1989. He is also a general partner of AIP-LP. Mr. Bingham also has served as a Director of SF Holdings since March, 1998. Prior to joining AIPM, Mr. Bingham was Director of the Corporate Finance Department, a member of the Board, and Director of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Mr. Bingham also currently serves as a Director of Bucyrus
International, Great Lakes Carbon Corporation, RBX Group, Inc., Standadyne Automotive Corporation and Deerfield Associates.

         Mr. Rogers has been a Director of Sweetheart Holdings and Sweetheart Cup since August 1993. He co-founded AIPM and has been a director and officer of the firm since 1989. He is also a general partner of AIP-LP. From 1980-1987, he served as Chairman, President and Chief Executive Officer of NL Industries, Inc., a petroleum service and chemical company. Prior to 1980, he served as an executive of Armco Inc., a diversified steel company, where he managed numerous manufacturing operations in the United States and Mexico Mr. Rogers is a former director of Allied Stores Corporation, Allied-Signal Inc., Parsons Corporation and Southwest Bancshares. He is currently a director of Mcorp. and Derby International Corporation.

         Mr. Ward has been a Director of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Ward has been a Principal with AIP since May 1992. Mr. Ward served as Chief Financial Officer of Sweetheart Holdings and Sweetheart Cup from June 1996 through November 1996. Mr. Ward also currently serves as a Director of Bucyrus International, Inc., Easco, Inc., Great Lakes Carbon Corporation, RBX Group Inc. and Stanadyne Automotive Corporation.

         Mr. Hastings has served as Senior Vice President - Sales and Marketing for Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Hastings is also Senior Vice President of Fonda. Prior to joining the Company, Mr. Hastings served as President of the Fonda Division of Fonda, which he joined in May 1995. From December 1990 to April 1995, Mr. Hastings served as Vice President of Sales and Marketing and as a member of the Board of Directors of Anchor Packaging Company, a manufacturer of institutional films and thermoformed plastic packaging. Prior to joining Anchor Packaging Company, Mr. Hastings was employed for over 25 years in a variety of positions in the paper and plastic industries, including sales, marketing and plant operations management at Scott Paper Company and Thompson Industries.

         Mr. Heinsen has served as Senior Vice President - Finance and Chief Financial Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Heinsen also serves as Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998, Senior Vice President and Treasurer of Fonda since February 1997, Chief Financial Officer of Fonda since June 1996 and Chief Financial Officer of CEG since November 1998. Prior to joining Fonda, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

         Mr. Busse has served as Vice President - Research and Engineering of Sweetheart Holdings and Sweetheart Cup and their predecessors since 1983. Mr. Busse has held several other positions with the Company and its predecessors since 1963.

         Mr. Carson has served as Vice President - General Counsel and Corporate Secretary of Sweetheart Holdings since October 1993 and has served as Vice President - General Counsel, and Corporate Secretary of Sweetheart Cup and as Corporate Secretary of Sweetheart Holdings since February 1993. He served as Assistant General Counsel and Director of U.S. Legal Affairs of Avon Products, Inc., a consumer products company, from September 1991 to February 1993 and was Of Counsel to Bell, Boyd & Lloyd (Chicago, Illinois) from June 1991 to August 1991. From May 1981 until June 1991, Mr. Carson was Associate General Counsel for Continental Can Company, Inc., a packaging and paper products company.

         Mr. Haas has served as Vice President - Sales for Sweetheart Cup and their predecessors since 1985, and as Vice President - Sales for Sweetheart Holdings since October 1998. Prior to joining the Company, Mr. Haas was employed for more than 20 years by Carnation Co., Inc., a food products company, in various sales and sales management capacities and by Nabisco, Inc., a food products company, as Director of National Account Sales.

         Mr. Schneider has served as Vice President - Manufacturing of Sweetheart Holdings and Sweetheart Cup since October 1994. From October 1986 to September 1994, Mr. Schneider served in various manufacturing capacities in Owings Mills including, Production Staff Manager, Operations Manager, and Plant Manager. Prior to joining Sweetheart, Mr. Schneider was employed for ten years by Boise Cascade Composite Can Division in a variety of manufacturing positions.

         Mr. Seidman has served as Vice President - Human Resources of Sweetheart Holdings and Sweetheart Cup since September 1998. Prior to joining the  Company,  he was  with  Fonda  from  1995 to 1998,  where  he held  various positions including Vice President of Human Resources and Director of Operations. Prior to Fonda, he was employed by Scott Paper in various human resources positions since 1989.

         Mr. Lindahl has served as Treasurer of Sweetheart Holdings and Sweetheart Cup since October 1994. From November, 1989 to October, 1994, Mr. Lindahl served as Assistant Treasurer of Sweetheart Cup. Prior to 1989, Mr. Lindahl was employed by Fort James and Bull Information Systems and its predecessors.


Compensation of Directors

         The directors of Sweetheart Holdings and Sweetheart Cup do not receive any direct compensation from such companies for serving as a director. Certain directors of Sweetheart Holdings and Sweetheart Cup are employees of Sweetheart Holdings and Sweetheart Cup and receive compensation as such, and others are employees of AIPM and Fonda, to which Sweetheart Cup pays fees for advisory and management services. See "Certain Relationships and Related Transactions". Directors are reimbursed for expenses incurred while serving on the Board.

Item 11.    EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation for Fiscal Years 1998, 1997 and 1996, of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings and Sweetheart Cup (collectively, the "named executive officers"). The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus and
(ii) $50,000. Thus, such amounts are not reflected in the following table.

                                            Summary Compensation Table

                                                                                    Long-Term
                                                   Annual Compensation            Compensation
                                                                                     Awards
----------------------------------------- --------------------------------------- --------------  --------------
                                                                                  # of Options      All Other
           Name and Principal                Fiscal       Salary        Bonus        Granted      Compensation
                Position                     Period        ($)         ($) (1)         (2)             ($)
----------------------------------------- ------------- -----------  ------------ --------------  --------------
Dennis Mehiel
   Chairman and Chief Executive  Officer     1998(3)   188,775           --           --                --
   of     Sweetheart     Holdings    and     1997           --           --           --                --
   Sweetheart Cup                            1996           --           --           --                --

William F. McLaughlin
   President    and   Chief    Executive     1998(4)   239,102           --           --         2,413,876(5)
   Officer of  Sweetheart  Holdings  and     1997      491,667           --       10,000           129,805(6)
   Sweetheart Cup                            1996      400,000      498,000           --            18,207(7)

Thomas Uleau
   President,  Chief  Operating  Officer     1998(8)   144,414          --           --             34,451(9)
   and Director of  Sweetheart  Holdings     1997          --           --           --                  --
   and Sweetheart Cup                        1996          --           --           --                  --

Charles E. Busse
   Vice   President   -   Research   and     1998      175,848           --           --           352,642(10)
   Engineering  of  Sweetheart  Holdings     1997      177,900           --           --           123,375(11)
   and Sweetheart Cup                        1996      176,325       63,766           --             5,369(12)

William H. Haas
   Vice    President    -    Sales    of     1998      177,923           --           --           443,348(13)
   Sweetheart  Holdings  and  Sweetheart     1997      180,000           --           --           364,443(14)
   Cup                                       1996      178,313       89,640          600            35,235(15)

Joseph A. Lucas
   Vice  President  and General  Manager     1998(16)  172,981           --           --           357,485(17)
   - Packaging  of  Sweetheart  Holdings     1997      175,000           --           --           138,554(18)
   and Sweetheart Cup                        1996      174,150       87,150           --            65,997(19)

(1)   Amounts shown were paid pursuant to the Company's Management Incentive Plans.
(2)   All such grants were made pursuant to the 1994 Stock Option and Purchase Plan.
(3)   Mr. Mehiel became Chairman and Chief Executive Officer effective March 12, 1998.
      Amounts shown here were paid during the remainder of Fiscal Year 1998.
(4)   Mr. McLaughlin resigned as Chief Executive Officer effective March 12, 1998.
(5)   Reflects   $2,407,557  paid  under  a  Separation   Agreement,   $5,250
      contributed  under the 401(k) Plan,  $1,002 of life insurance  premiums paid by the Company and $67 of long-term  disability insurance premiums paid by the Company.
(6)   Reflects  $125,000 paid under the Special Incentive  Agreement,  $4,500 contributed  under  the the  Sweetheart  401(k)  Retirement  Plan  (the
      "401(k) Plan") (to which the Company contributes an amount equal to 50%
      of  the  participant's  contributions  not  in  excess  of  6%  of  the participant's  eligible  earnings) and $305 of life insurance  premiums paid by the Company.
(7)   Reflects  $10,989 paid for relocation  expenses, $6,000 contributed under the 401(k) Plan and $1,218 of life insurance premiums paid by the Company.
(8)   Mr.  Uleau  became  President,  Chief  Operating  Officer and  Director effective  March 12,  1998.  Amounts  shown  here were paid  during the remainder of Fiscal Year 1998.
(9)   Reflects $29,167 paid for relocation expenses, $2,785 contributed under the 401(k) Plan, $2,376 of life insurance  premiums paid by the Company and  $123  of  long-term  disability  insurance  premiums  paid  by the
      Company.
(10)  Reflects  $190,077 paid under the Executive  Retention  Plan,  $118,600 paid under the  Special  Incentive  Agreement,  $35,458  paid under the
      Stock Option Repurchase Plan, $4,750 paid under the 401(k) Plan, $3,651 of life insurance  premiums paid by the Company,  and $106 of long-term disability premiums paid by the Company.
(11)  Reflects $118,600 paid under the Special Incentive  Agreement, $4,500 paid under the 401(k) Plan and $275 of life insurance premiums paid by the Company.
(12)  Reflects  $4,271  contributed  under the 401(k)  Plan and $1,098 of life insurance  premiums  paid by the Company.
(13)  Reflects  $196,019 paid under the Executive  Retention  Plan,  $120,000 paid under the Special Incentive Agreement, $67,631 paid for relocation expenses,  $52,378 paid under the Stock Option  Repurchase Plan, $4,750 paid under the 401(k) Plan,  $2,462 of life insurance  premiums paid by the Company,  and $108 of  long-term  disability  premiums  paid by the
      Company.
(14)  Reflects $239,664 paid for relocation expenses, $120,000 paid under the
      Special Incentive  Agreement,  $4,500 contributed under the 401(k) Plan and $279 of life insurance premiums paid by the Company.
(15)  Reflects  $30,000 paid for relocation  expenses,  $4,219  contributed under the 401(k) Plan and $1,016 of life insurance premiums paid by the Company.
(16)  Mr. Lucas resigned from the Company effective November 6, 1998.
(17)  Reflects  $193,394 paid under the Executive  Retention  Plan,  $116,667 paid under the  Special  Incentive  Agreement,  $40,161  paid under the
      Stock Option Repurchase Plan, $4,750 paid under the 401(k) Plan, $2,408 of life insurance  premiums paid by the Company,  and $105 of long-term disability premiums paid by the Company.
(18)  Reflects $116,667 paid under the Special Incentive  Agreement,  $17,113 paid for  relocation  expenses,  $4,500  paid under the 401(k) Plan and
      $274 of life insurance premiums paid by the Company.
(19)  Reflects  $59,026 paid for relocation  expenses,  $5,873  contributed under the 401(k) Plan and $1,098 of life insurance premiums paid by the Company.


McLaughlin Employment Agreement

         The Company entered into an employment agreement with William F. McLaughlin dated as of May 15, 1994 (the "McLaughlin Agreement") pursuant to which the Company employed Mr. McLaughlin to serve as president and chief executive officer of the Company. On January 15, 1998, Mr. McLaughlin and the Company entered into an agreement whereby Mr. McLaughlin's employment and other executive compensation contracts were terminated and replaced by a Separation Agreement, a copy of which is filed as an exhibit to this report on Form 10-K. Mr. McLaughlin resigned from the Company effective March 12, 1998.

Employment Contracts

         Messrs. Haas, Lucas, Busse and Carson each entered into an executive retention agreement with the Company dated October 1, 1997 which provides for an incentive payment to the executive if he remains employed by the Company for a period of two years. Payment of the incentive is accelerated under certain circumstances, including a sale of more than fifty percent of the equity value of the Company, which acceleration was triggered by the SF Holdings Investment. The amount of the incentive is one year's base salary for each of the executives. Messrs. Haas and Carson entered into an relocation agreement with the Company dated December 19, 1997 which provides for reimbursement of losses up to a specified amount by individual in the event of a termination of their employment under certain specified circumstances and for reasons other than cause, including a change of control or a sale of more than fifty percent of the equity value of the Company.

Stock Option Plan

         On March 12, 1998, all outstanding options to purchase stock of the Company were cashed out in full pursuant to the agreement governing the SF Holdings Investment. There are currently no options to purchase either Class A or Class B common stock outstanding.

Employee Benefit Plans

         A majority of the Company's employees ("participants") are covered under a 401(k) defined contribution plan. The Company's annual contributions to this defined contribution plan represent a 50% match on participant contributions. The Company's match is limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Certain Sweetheart employees are covered under defined benefit plans. Benefits under these plans are generally based on fixed amounts for each year of service.

         The Company sponsors various defined benefit postretirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of the Company's plans are contributory, with retiree contributions adjusted annually. The Company does not fund the plans.

           None of the executive officers of the Company is covered under any of the Company's defined benefit plans. Rather, such persons are covered under defined contribution plans only.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Sweetheart Holdings common stock as of December 18, 1998, by holders having beneficial ownership of more than five percent of Sweetheart Holdings common stock by each of the directors of Sweetheart Holdings, by each of the named executive officers and by all directors and executive officers of Sweetheart Holdings as a group. All of the outstanding common stock of Sweetheart Cup is owned by Sweetheart Holdings.

                                                           Class A Common Stock             Class B Common Stock
                                                        ---------------------------      --------------------------
Name of Beneficial Owner                                 Number of         Percent         Number of       Percent
------------------------                                   Shares          of Class         Shares         of Class
                                                        -------------     -----------    -------------    ----------
American Industrial Partners Capital Fund, L.P. ........  280,189            26.8%            --               --
         One Maritime Plaza
         Suite 2525
         San Francisco, CA 94111

Mellon  Bank,  N.A.,  as Trustee for First Plaza Group
Trust (1) ..............................................  182,000            17.4             --               --
         One Mellon Bank Center
         Pittsburgh, PA 15258

Leeway & Co., as nominee  for the AT&T Master  Pension
Trust (2) ..............................................   78,000             7.5             --               --
         c/o State Street Bank & Trust Co.
         Master Trust Division - W6C
         1 Enterprise Drive
         North Quincy, MA 02171

SF Holdings Group, Inc.(3) .............................  502,080            48.0         4,393,200         100.0%
         115 Stevens Avenue
         Valhalla, NY  10595

W.  Richard  Bingham (3) ...............................  280,189            26.8             --               --

Theodore C. Rogers (3) .................................  280,189            26.8             --               --

Lawrence W. Ward, Jr. ..................................       26              *              --               --

Dennis Mehiel (4) ......................................  399,656            38.2         3,496,987          79.6

Directors and executive officers as a group
(13 persons) (5)  ......... ............................  687,402            65.7         3,562,885          81.1

--------------------------------------
*  Less than 1%.

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

(4) All of such shares are held of record by SF Holdings of which Mr. Mehiel beneficially owns 79.6% of the outstanding common stock. The business address of Mr. Mehiel is 115 Stevens Avenue, Valhalla, NY, 10595.

(5) All of such shares are held of record by either AIP or SF Holdings.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated  by the  Original  Shareholders  and two of whom are  nominated  by SF
Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board require the vote of four directors and include, among others:
(i) a merger, consolidation or other combination of the Company with or into another entity, (ii) the sale of all or a material portion of the Company's assets, (iii) entering into of any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness, (vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain management services agreement, as amended, The Fonda Group, Inc., an affiliate of SF Holdings, manages the day-to-day operations of the Company subject to the direction of the Board of Directors.

         The Original Shareholders, after March 12, 2003, have the right to exchange their shares of Class A Common Stock for warrants (the "Exchange Warrants") to purchase, for nominal consideration, shares of Class C Common Stock of SF Holdings representing 10% of the total outstanding shares of common stock of SF Holdings at the consummation of the SF Holdings Investment on a fully diluted basis. SF Holdings has the right to cause such exchange and has the right thereafter to repurchase the Exchange Warrants, in whole or in part, for an aggregate call price of $50.0 million, subject to increase at 12.5% per annum until March 12, 2003. Upon occurrence of a merger (as defined in the Company's Stockholders' Agreement), the Original Shareholders will be required to exchange their shares of Class A Common Stock for the Exchange Warrants. In addition, in the event SF Holdings proposes to sell shares of Class A or Class B Common Stock in an amount greater than 30% of the outstanding shares of common stock, the Original Shareholders will have the right to participate in such sale. In the event SF Holdings proposes to sell shares of common stock in an amount greater than 30% of the outstanding shares of common stock, then SF Holdings will have the right to require the Original Shareholders to sell all, but not less than all, of their shares of common stock.

Management Services Agreement with SF Holdings

         Pursuant to the Management Services Agreement, as amended, SF Holdings and AIPM, which manages AIP-LP, are entitled to receive an aggregate annual fee of $1.85 million, payable semi-annually 45 days after the scheduled interest payment dates for the Notes, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the day to day operations of the Company. AIPM provides substantial ongoing financial and management services to the Company. Fees are split between SF Holdings and AIPM, respectively, 50/50 during the first year following the SF Holdings Investment (which occurred on March 12, 1998), 60/40 during the second year, 70/30 during the third year, and are paid 100% to SF Holdings thereafter. SF Holdings has assigned substantially all of its interests under this agreement to Fonda, but retains $200,000 per year of fees for administrative services.

         In addition, in Fiscal Year 1996, the Company reimbursed AIPM for $950,000 of expenses incurred in connection with an investigation of the Company's strategic alternatives.


Transactions with Affiliates

         The Company purchases corrugated containers from Four M, an affiliate of the Company. Purchases totaled $1.8 million in Fiscal Year 1998, and were not material in the preceding fiscal periods. The Company believes that the terms on which it purchased such products are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.


                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K


(a) The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. The financial statement schedule listed in the "Index to Financial Statement Schedules."

     3.  Exhibits

          3.1 Certificate of Incorporation of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.1 of the Company's report on Form 10-K dated December 22, 1993 (the "1993 10-K")).
          3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Sweetheart Holdings Inc. dated March 11, 1998 (incorporated by reference from Exhibit 3.3 of the Company's report on Form 10-Q dated May 15, 1998).

          3.4 Amended and Restated By-Laws of Sweetheart Holdings Inc. dated March 12, 1998 (incorporated by reference from Exhibit
                    3.4 of the  Company's  report  on Form  10-Q  dated  May 15,
                    1998).
          4.1 Indenture for the Senior Secured Notes between Sweetheart Cup Company Inc. and United States Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 of Sweetheart Holdings Inc.'s Report on Form 8-K dated October 6, 1993 (the "1993 8-K")).
          4.2 Indenture for the Senior Subordinated Notes between Sweetheart Cup Company Inc. and U.S. Trust Company of Texas, N.A., as Trustee (incorporated by reference from Exhibit 4.2 on the 1993 8-K).
          10.1 Employment Agreement dated May 15, 1994 between Sweetheart Holdings Inc. and William F. McLaughlin (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated August 12, 1994).
          10.2 Receivables Purchase Agreement between Sweetheart Cup Company Inc. and Sweetheart Receivables Corporation dated September 20, 1994 (incorporated by reference from Exhibit
                    10.5 of the Company's report on Form 10-K dated December 9, 1994 (the "1994 10-K")).
          10.3 Indenture and Security Agreement among Sweetheart Receivables Corporation, Sweetheart Cup Company Inc. and Manufacturers and Traders Trust Company dated September 20, 1994 (incorporated by reference from Exhibit 10.6 of the 1994 10-K).
          10.4 Supplemental Indenture for Series 1994-1 A-V Notes among Sweetheart Receivables Corporation, Sweetheart Cup Company Inc. and Manufacturers and Traders Trust Company dated September 20, 1994 (incorporated by reference from Exhibit
                    10.7 of the 1994 10-K).
          10.5 Credit Agreement among Sweetheart Inc., Sweetheart Cup Company Inc., various banks and Bankers Trust Company, as Agent (the "Credit Agreement") (incorporated by reference from Exhibit 28.1 of the 1993 8-K). 10.6 First Amendment to the Credit Agreement dated July 22, 1994 (incorporated by reference from Exhibit 10.9 of the 1994 10-K).
          10.11 $2,500,000 Manchester, New Hampshire Industrial Revenue Bonds, Series 1979: Loan Agreement and Assignment in Trust dated as of June 1, 1979 between the Industrial Development Authority of the State of New Hampshire and Maryland Cup Corporation and State Street Bank and Trust Company, Trustee; and Assumption Agreement dated as of August 26, 1983 by MC Acquisition Corp. (incorporated by reference from
                    Exhibit 10.10 of the Registration Statement).
          10.12 Term and Revolving Credit Facilities Agreement, dated as of December 20, 1989, among Lily Canada, BT Bank of Canada and The Bank of Nova Scotia and Amendment Agreement, dated as of August 30, 1993 between Lily Canada and The Bank of Nova Scotia (incorporated by reference from Exhibit 10.8 of the 1993 10-K).
          10.13 Asset Sale Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 11, 1994).
          10.14 Bill of Sale, Assignment and Assumption Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from
                    Exhibit 10.2 of the Company's report on Form 10-Q dated February 11, 1994).
          10.15 Wraparound Note dated as of October 6, 1993 made by Sweetheart Holdings Inc. to Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 11, 1994).
          10.16 Asset Distribution Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated February 11, 1994).
          10.17 Manufacturing Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (the "Manufacturing Agreement") (incorporated by reference from Exhibit 10.5 of the Company's report on Form 10-Q dated February 11, 1994).
          10.18 First Amendment to Manufacturing Agreement dated February 25, 1994 (incorporated by reference from Exhibit 10.21 of the 1994 10-K).
          10.19 Patent/Know-How License Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.6 of the Company's report on Form 10-Q dated February 11, 1994).
          10.20 Sweetheart Holdings Inc. Stock Option and Purchase Plan dated December 17, 1993 (incorporated by reference from
                    Exhibit 10.26 of the 1994 10-K).
          10.21 Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from Exhibit
                    10.1 of the Company's  report on Form 10-Q dated February 9,
                    1995).
          10.22 Sweetheart Cup Company Inc. Severance Pay Plan (Effective July 1, 1994) (incorporated by reference from Exhibit 10.2 of the Company's report on Form 10-Q dated February 9,
                    1995).
          10.23 Sweetheart Cup Company Inc. Deferred Compensation Plan dated as of January 27, 1995 (incorporated by reference from
                    Exhibit 10.3 of the Company's report on Form 10-Q dated February 9, 1995).
          10.24 Registration Statement on Form S-8 dated April 17, 1995 for the Sweetheart Cup Company Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated May 11, 1995).
          10.26 Second Amendment to the Credit Agreement dated September 6, 1996 (incorporated by reference from Exhibit 10.26 of the Company's report on Form 10-K dated December 20, 1996 (the "1996 10-K")).
          10.27 Loan Agreement dated August 1, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of Business and Economic Development (incorporated by reference from Exhibit 10.27 of the 1996 10-K).
          10.28 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William
                    F. McLaughlin dated December 9, 1996 (incorporated by reference from Exhibit 10.28 of the 1996 10-K).
          10.29 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Joseph
                    A. Lucas dated November 18, 1996 (incorporated by reference from Exhibit 10.29 of the 1996 10-K).
          10.30 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William
                    H. Haas dated November 18, 1996 (incorporated by reference from Exhibit 10.30 of the 1996 10-K).
          10.31 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel
                    M. Carson dated November 18, 1996 (incorporated by reference from Exhibit 10.31 of the 1996 10-K).
          10.32 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Charles
                    E. Busse dated November 18, 1996 (incorporated by reference from Exhibit 10.32 of the 1996 10-K).
          10.33 Promissory Note dated September 24, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of
                    Business and Economic Development (relating to the Loan Agreement filed as exhibit 10.27 to the 1996 10-K, incorporated by reference from Exhibit 10.33 of the Company's report on Form 10-Q dated February 11, 1997).
          10.34 Third Amendment to Credit Agreement dated June 17, 1997 (incorporated by reference from Exhibit 10.34 of the Company's report on Form 10-Q dated August 5, 1997).
          10.35     Amended  and  Restated  Loan and  Security  Agreement  dated
                    October 24, 1997 between Sweetheart Holdings Inc. as borrower and BankAmerica Business Credit, Inc., as Agent
                    (incorporated by reference from Exhibit 10.35 of the Company's report on Form 10-K dated December 30, 1997 (the "1997 10-K")).
          10.36 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary,

                    Sweetheart Cup Company Inc. and James R. Mullen dated November 18, 1996 (incorporated by reference from Exhibit
                    10.36 of the 1997 10-K).
          10.37 Employment Agreement dated March 1, 1997 between Sweetheart Holdings Inc. and William F. Spengler (incorporated by reference from Exhibit 10.37 of the 1997 10-K).
          10.38 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated October 1, 1997 (incorporated by reference from Exhibit 10.38 of the 1997 10-K)
          10.39 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated October 1, 1997 (incorporated by reference from Exhibit 10.39 of the 1997 10-K).
          10.40 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. Spengler dated October 1, 1997 (incorporated by reference from Exhibit 10.40 of the 1997 10-K).
          10.41 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated October 1, 1997 (incorporated by reference from Exhibit 10.41 of the 1997 10-K).
          10.42 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated October 1, 1997 (incorporated by reference from Exhibit 10.42 of the 1997 10-K).
          10.43 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William F. McLaughlin dated December 19, 1997 (incorporated by reference from Exhibit 10.43 of the 1997 10-K).
          10.44 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and James R. Mullen dated December 19, 1997 (incorporated by reference from Exhibit 10.44 of the 1997 10-K).
          10.45 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Daniel M. Carson dated December 19, 1997 (incorporated by reference from Exhibit 10.45 of the 1997 10-K).
          10.46 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated December 19, 1997 (incorporated by reference from Exhibit 10.46 of the 1997 10-K).
          10.47 Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.47 of the Company's report on Form 10-Q dated May 15, 1998).
          10.48 Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.48 of the Company's report on Form 10-Q dated May 15, 1998).
          10.49 Amendment No. 2 to the Amended and Restated Loan and Security Agreement dated March 10, 1998 (incorporated by reference from Exhibit 10.49 of the Company's report on Form 10-Q dated May 15, 1998).
          10.50 Amendment No. 3 to the Amended and Restated Loan and Security Agreement dated May 12, 1998 (incorporated by reference from Exhibit 10.50 of the Company's report on Form 10-Q dated May 15, 1998).
          10.51 Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.51 of the Company's report on Form 10-Q dated August 14, 1998).
          10.52 Security Agreement made as of June 15, 1998 between Lily Cups Inc. as Grantor and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.52 of the Company's report on Form 10-Q dated August 14, 1998).
          10.53 Separation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc., and William F. McLaughlin dated January 19, 1998.
          10.54 Consent and Amendment No. 4 to the Amended and Restated Loan and Security Agreement dated November 1, 1998.
          10.55 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary,

                    Sweetheart Cup Company Inc. and Charles E. Busse dated October 1, 1997.
          10.56 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Joseph A. Lucas dated October 1, 1997.
          16.0      Letter from Arthur  Andersen LLP in accordance with Item 304
                    (a)(3) of Regulation S-K (incorporated by reference from Exhibit 16.0 to the Company's report on Form 8-K dated April 29, 1998).
          18.0      Preferability Letter (incorporated by reference from Exhibit
                    18.0 of the  Company's  report on Form 10-Q dated August 14,
                    1998).
          21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).
          27.0      September 27, 1998 Financial Data Schedule

(b)  Current Reports on Form 8-K

         A change in the Company's fiscal year end was filed as an Item 8 disclosure on October 30, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                       Page
                                                                                       ----

Independent Auditors' Report                                                           31


Report of Independent Public Accountants                                               32


Consolidated Balance Sheets as of September 27, 1998
         and September 30, 1997                                                        33


Consolidated Statements of Operations for Fiscal Years 1998, 1997 and 1996             34


Consolidated Statements of Cash Flows for Fiscal Years 1998, 1997 and 1996             35


Consolidated Statements of Shareholders' Equity for Fiscal
              Years 1998, 1997 and 1996                                                36


Notes to Consolidated Financial Statements                                             37

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the accompanying consolidated balance sheet of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 27, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended September 30, 1997 and 1996 were audited by other auditors whose report, dated December 8, 1997 (except with respect to the matter in Note 1, as to which the date was December 3, 1998), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company changed its method for accounting for inventories from the last-in-first-out method to the first-in first-out method and retroactively restated the 1997 and 1996 consolidated financial statements for the change. Also, as discussed in Note 15 to the consolidated financial statements, the Company changed its method for accounting for reengineering costs in connection with software installation.


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 10, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the accompanying consolidated balance sheets of SWEETHEART HOLDINGS INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the Fiscal Years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetheart Holdings Inc. and Subsidiaries as of September 30, 1997, and the consolidated results of their operations and their cash flows for the Fiscal Years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, the Company has given retroactive effect to the change in accounting for inventory valuation from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method.


                                                         /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
   (except with respect to
   the matter discussed in
   Note 1 - Inventories, as
   to which the date is
   December 3, 1998)

                                     SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)


                                                                                       September 27,     September 30,
                                                                                            1998           1997 (a)
                                                                                       ---------------  ----------------
                                          Assets
                                          ------
         Current assets:
           Cash and cash equivalents                                                           $1,367            $2,650
           Restricted cash                                                                         --            29,016
           Cash in escrow                                                                       5,464            13,323
           Receivables, less allowances of $1,817 and $1,740, respectively                     85,248            85,774
           Inventories                                                                        133,065           142,277
           Deferred income taxes                                                               11,506             2,471
           Assets held for sale, net                                                               --             8,466
           Spare parts                                                                         19,278            20,868
                                                                                               ------            ------
                Total current assets                                                          255,928           304,845
                                                                                              -------           -------

           Property, plant and equipment, net                                                 355,224           382,491

           Deferred income taxes                                                               41,395            15,098
           Other assets                                                                        13,079            13,155
                                                                                               ------            ------

                Total assets                                                                 $665,626          $715,589
                                                                                             ========          ========

                           Liabilities and Shareholders' Equity
                           ------------------------------------
Current liabilities:
            Accounts payable                                                                  $66,205           $58,933
            Accrued payroll and related costs                                                  39,324            40,528
            Other current liabilities                                                          40,866            43,815
            Current portion of long-term debt                                                   3,445             1,369
                                                                                                -----             -----
                Total current liabilities                                                     149,840           144,645
                                                                                              -------           -------

            Long-term debt                                                                    422,438           430,499
            Other non-current liabilities                                                      74,365            69,775

         Shareholders' equity:
            Common stock - Par value $.01 per share;  3,000,000 shares authorized;
            1,046,000 shares issued and outstanding                                                --           101,100
            Class A Common  Stock - Par value  $.01 per  share;  1,100,000  shares
            authorized; 1,046,000 shares issued and outstanding                               101,100                --
            Class B Common  Stock - Par value  $.01 per  share;  4,600,000  shares
            authorized; 4,393,200 shares issued and outstanding                                    44                --
            Cumulative translation adjustment                                                  (1,569)             (507)
            Minimum pension liability adjustment                                               (4,922)               --
            Accumulated deficit                                                               (75,670)          (29,552)
            Note receivable related to purchase of common stock                                    --              (371)
                                                                                              --------          -------
                 Total shareholders' equity                                                    18,983            70,670
                                                                                               ------           -------

            Total liabilities and shareholders' equity                                       $665,626          $715,589
                                                                                             ========          ========

          (a)  Prior  period   balances  have  been  restated  (see  Note  1  to Consolidated Financial Statements).

              The accompanying  notes are an integral part of these consolidated financial statements.

                                     SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (In thousands)



                                                                       Fiscal Years
                                             -------------------------------------------------------

                                                      1998               1997 (a)           1996 (a)
                                             -------------------------------------------------------

Net sales                                            $843,502           $886,017           $959,818
Cost of sales                                         787,706            822,818            859,029
                                                      -------            -------            -------

         Gross profit                                  55,796             63,199            100,789

Selling, general, and administrative                   68,818             66,792             61,788
Loss on asset disposal and impairment                   5,000             24,550                  -
Restructuring charges                                     897              9,680                  -
Other expense (income), net                            12,400                (73)             4,271
                                                      -------            -------            -------

         Operating income (loss)                      (31,319)           (37,750)            34,730

Interest expense, net of interest income
     of $755, $1,547 and $1,315 in 1998,
     1997 and 1996, respectively                       42,955             40,265             37,517
                                                       ------             ------             ------

         Loss  before  income tax  benefit,
         cumulative     effect     of    an           (74,274)           (78,015)            (2,787)
         accounting change  and
         extraordinary loss

Income tax benefit                                    (29,711)           (31,206)            (1,115)
                                                      -------            -------            -------

         Loss before  cumulative  effect of
         an    accounting     change    and
         extraordinary loss                           (44,563)           (46,809)            (1,672)

Cumulative  effect of an accounting  change
   (net of income taxes of $1,000)                      1,511                  -                  -
Extraordinary loss on debt
     extinguishment (net of income taxes
     of $627)                                               -                940                  -
                                                      -------            -------            -------

         Net loss                                   $ (46,074)          $(47,749)           $(1,672)
                                                    =========          =========           ========

          (a)  Prior  period   balances  have  been  restated  (see  Note  1  to Consolidated Financial Statements).

              The accompanying  notes are an integral part of these consolidated financial statements.


                                      SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)


                                                                       Fiscal Years
                                                   ------------------------------------------------------
                                                           1998              1997               1996
                                                   ------------------------------------------------------

Cash flows from operating activities:
Net loss                                                   $(46,074)          $(47,749)         $(1,672)
Adjustments  to  reconcile  net  loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization                           46,738             47,723           43,373
     Asset impairment expense                                 5,000             24,550                -
     Extraordinary loss, net of tax                               -                940                -
     Cumulative effect of an accounting
          change, net of tax                                  1,511                  -                -
     Deferred income taxes                                  (29,711)           (31,206)          (2,279)
     Gain on sale of bakery                                  (4,245)                 -                -
Changes in operating assets and liabilities:
     Receivables                                                526             (1,341)           14,103
     Inventories                                              9,212             25,790            (8,542)
     Accounts payable                                         7,272            (11,541)            5,259
     Other, net                                              (8,023)           (10,408)           (6,734)
                                                            -------           --------           -------
     Net cash provided by (used in)
       operating activities                                 (17,794)            (3,242)           43,508
                                                           --------            -------            ------

Cash flows from investing activities:
Additions to property, plant, and
  equipment                                                 (37,534)           (47,757)          (50,236)
Proceeds from sale of bakery                                 14,718
Proceeds from sales of property,
  plant, and equipment                                        7,719             17,843                 -
                                                             ------             ------             -----
     Net cash used in investing activities                  (15,097)           (29,914)          (50,236)
                                                           --------           --------          --------

Cash flows from financing activities:
Proceeds from debt                                            6,813                  -                 -
Repayment of debt                                           (65,375)                 -                 -
Net borrowings under revolving credit facilities             54,433             44,852            15,925
Payment of financing fees                                    (1,509)                 -                 -
Payment received on common stock
  note receivable                                               371                 52                77
Increase in restricted cash                                  29,016               (146)          (12,904)
Increase in cash in escrow                                    7,859            (13,323)                -
                                                             ------             ------             -----
     Net cash provided by financing activities               31,608             31,435             3,098
                                                             ------             ------             -----

Net decrease in cash and cash equivalents                    (1,283)            (1,721)           (3,630)

Cash and cash equivalents, beginning
  of period                                                   2,650              4,371             8,001
                                                              -----              -----             -----

Cash and cash equivalents, end of period                     $1,367             $2,650            $4,371
                                                             ======             ======            ======

Supplemental cash flow disclosures:
    Interest paid                                           $39,866            $38,818           $35,767
                                                            =======            =======           =======
    Income taxes paid                                        $  711               $  -            $2,226
                                                             ======               ====            ======

              The accompanying  notes are an integral part of these consolidated financial statements.

                                     SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (In thousands)




                                                                                  Minimum     Retained
                                            Class A    Class B      Cumulative    Pension     Earnings/                    Total
                              Common Stock  Common   Common Stock  Translation   Liability   (Accumulated     Note     Shareholders'
                                             Stock                  Adjustment   Adjustment    Deficit)    Receivable      Equity
                              ------------------------------------------------------------------------------------------------------

Balance,  September 30, 1995,
  as previously reported        $ 101,100   $      -    $       -   $     (141)  $       -    $  15,346     $    (500)   $ 115,805

Cumulative  effect  on  prior
  years      of      applying
  retrocactively    the   new
  method  of  accounting  for
  inventory valuation                   -          -            -            -           -        4,523             -        4,523
                                ---------   --------    ---------   ----------   ---------    ---------      --------    ---------

Balance,  September 30, 1995,
  as restated                     101,100          -            -         (141)          -       19,869          (500)     120,328

Net loss                                -          -            -            -           -       (1,672)            -       (1,672)
Payment   received   on  note
  receivable                            -          -            -            -           -            -            77           77
Translation adjustment                  -          -            -         (181)          -            -             -         (181)
                                ---------   --------    ---------   ----------   ---------    ---------      --------    ---------

Balance, September 30, 1996       101,100          -            -         (322)          -       18,197          (423)     118,552

Net loss                                -          -            -            -           -      (47,749)            -      (47,749)
Payment   received   on  note
  receivable                            -          -            -            -           -            -            52           52
Translation adjustment                  -          -            -         (185)          -            -             -         (185)
                                ---------   --------    ---------   ----------   ---------    ---------      --------    ---------

Balance, September 30, 1997       101,100          -            -         (507)          -      (29,552)         (371)      70,670

Net loss                                -          -            -            -           -      (46,074)            -      (46,074)
Stock dividend                          -          -           44            -           -          (44)            -            -
Common stock exchange            (101,100)   101,100            -            -           -            -             -            -
Payment   received   on  note
  receivable                            -          -            -            -           -            -           371          371
Minimum   pension   liability
  adjustment                            -          -            -            -      (4,922)           -             -       (4,922)
Translation adjustment                  -          -            -       (1,062)          -            -             -       (1,062)
                                ---------   --------    ---------   ----------   ---------    ---------      --------    ---------

Balance, September 27, 1998     $       -   $101,100    $      44   $   (1,569)  $  (4,922)   $ (75,670)     $      -    $  18,983
                                =========   ========    =========   ==========   =========    =========      ========    =========

              The accompanying  notes are an integral part of these consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                    -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


         As used in these notes, unless the context otherwise requires, the "Company" shall refer to Sweetheart Holdings Inc. ("Sweetheart Holdings") and its subsidiaries, including Sweetheart Cup Company Inc. ("Sweetheart Cup").


1.  SIGNIFICANT ACCOUNTING POLICIES

         Fiscal year end - On October 22, 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the year ended September 30 to the 52 or 53 week period ending on the last Sunday in September. This change is effective for the period from October 1, 1997 through September 27, 1998 ("Fiscal Year 1998"). The fiscal 1997 and 1996 periods are shown as the historical periods from October 1 through September 30 of the respective fiscal years ("Fiscal Year 1997" and "Fiscal Year 1996", respectively).

         Principles of Consolidation and Translation - The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis as of September 27, 1998 and September 30, 1997 and for Fiscal Years 1998, 1997 and 1996. For all fiscal years presented, the consolidated financial statements include the accounts of the Company's United States operations (Sweetheart Holdings and its domestic subsidiaries, Sweetheart Cup and Sweetheart Receivables Corporation) and Lily Cups Inc., a Canadian subsidiary. Assets and liabilities of Lily Cups Inc. are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment. All significant intercompany and intergroup accounts and transactions have been eliminated.

         Cash, including Cash Equivalents, Restricted Cash and Cash in Escrow - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes (see Note 10), and is held in escrow with the trustee until utilized. The balance of cash in escrow was $5.5 million and $13.3 million at September 27, 1998 and September 30, 1997, respectively. Cash balances related to Sweetheart Receivables Corporation ("SRC") were restricted from transfer to other entities within the Company. The restricted cash balance, along with other consideration, was used to reacquire the SRC notes in the first quarter of Fiscal Year 1998. See Note 10. The balance of restricted cash was $29.0 million at September 30, 1997.

         Inventories - Effective June 1, 1998, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method. Management believes that the FIFO method is preferable because it more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date and more accurately matches revenues with costs reported during the period presented. The financial statements of prior periods have been restated to apply the FIFO method of accounting for inventories retroactively. The effect of this restatement was to increase retained earnings as of September 30, 1995 by $4.5 million. Net income decreased by $0.1 million, $1.1 million and $7.4 million in Fiscal Years 1998, 1997 and 1996, respectively.

         Assets held for sale - Property, plant, and equipment for the Bakery division was reclassified as held for sale at September 30, 1997 and was sold on November 30, 1997. See Note 14.

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

         Income Taxes - Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The principal differences relate to depreciation expense and pension and postretirement benefits.

         No deferred income taxes have been provided on the cumulative undistributed earnings of the Canadian subsidiary of Sweetheart Cup. Those earnings (approximately $12.8 million) are considered permanently reinvested under Accounting Principles Bulletin No. 23.

         Reclassifications   -  Certain   prior   period   balances   have  been
reclassified to conform with current presentation.

         Impact of Recently Issued Accounting Standards - During 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. The Company is in the process of evaluating the new statements, which are effective for Fiscal Year 1999. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company is in the process of evaluating the new statement, which is effective for Fiscal Year 2000.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting Fiscal Years. Actual results could differ from those estimates.


2.  INVENTORIES

         The components of inventories are as follows (in thousands):


                                                   September 27,          September 30,
                                                       1998                   1997
                                                  ----------------       ----------------

          Components-
               Raw materials and supplies                 $27,661                $30,907
               Finished  products                          96,943                103,669
               Work in progress                             8,461                  7,701
                                                           ------                  -----
                                                         $133,065               $142,277
                                                         ========               ========


3.  PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):


                                                   September 27,                    September 30,
                                                        1998                             1997
                                              -------------------------          ---------------------


     Land                                           $     19,111                       $     23,801
     Buildings                                            79,774                             83,040
     Machinery and equipment                             414,273                            397,522
     Construction in progress                             26,561                             23,636
                                                    ------------                       ------------

              Total                                      539,719                            527,999
                                                    ------------                       ------------

     Accumulated depreciation                           (184,495)                          (145,508)
                                                    ------------                      -------------

     Property, plant and equipment, net             $    355,224                       $    382,491
                                                    ============                       ============



4.  OTHER ASSETS

         The components of long term other assets are as follows (in thousands):



                                                   September 27,                    September 30,
                                                        1998                             1997
                                              -------------------------          ---------------------


     Debt issuance costs, net of
          accumulated amortization                 $    6,426                         $    8,159
     Intangible pension asset
          (see Note 7)                                  2,256                                860
     Prepaid assets                                     2,016                              2,423
     Other                                              2,381                              1,713
                                                   ----------                         ----------

              Total long-term                      $   13,079                         $   13,155
                                                   ==========                         ==========


         Amortization of debt issuance costs totaled $2.8 million, $5.2 million and $3.6 million for Fiscal Years 1998, 1997 and 1996, respectively, and is included in interest expense except as noted as follows. During Fiscal Year 1997, the Company accelerated $1.6 million of amortization for the debt issuance costs related to the SRC Notes and the 1993 Credit Agreement, both of which were refinanced in Fiscal Year 1998. (See Note 10). This charge is shown as an extraordinary loss (net of $0.6 million of income taxes) on the consolidated statement of operations.

5.  OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):


                                                   September 27,                    September 30,
                                                        1998                             1997
                                              -------------------------          ---------------------

     Sales allowances                              $     8,146                        $     7,052
     Restructuring costs                                 1,637                             13,201
     Taxes other than income taxes                       3,591                              2,841
     Litigation, claims and assessments
          (see Note 17)                                 18,903                             15,445
     Interest payable                                    3,925                              2,806
     Other                                               4,664                              2,470
                                                   -----------                        -----------

              Total                                $    40,866                        $    43,815
                                                   ===========                        ===========


6.  OTHER NON-CURRENT LIABILITIES

         The components of other non-current liabilities are as follows (in thousands):


                                                   September 27,                    September 30,
                                                        1998                             1997
                                              -------------------------          ---------------------


     Post retirement health care benefits
          (see Note 8)                             $    57,564                        $    57,983
     Pensions (see Note 7)                              15,960                              9,761
     Other                                                 841                              2,031
                                                   -----------                        -----------

              Total                                $    74,365                        $    69,775
                                                   ===========                        ===========


7.  EMPLOYEE BENEFIT PLANS

         A majority of the employees ("participants") are covered under a 401(k) defined contribution plan. The Company's annual contributions to this defined contribution plan represent a 50% match on participant contributions. The Company's match is limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were $3.4 million, $3.6 million and $3.7 million for Fiscal Years 1998, 1997 and 1996, respectively. Certain employees are covered under defined benefit plans. Benefits under the plans are generally based on fixed amounts for each period of service.

         The components of net pension expense for domestic defined benefit plans are as follows (in thousands):


                                                    Fiscal Year
                        -------------------------------------------------------------------
                                1998                   1997                  1996
                        ---------------------- ---------------------- ---------------------


Service cost                 $       989           $     1,111           $     1,078
Interest cost                      3,881                 3,720                 3,545
Projected return
   on assets                         249                (3,212)               (2,874)
Net amortization                  (3,869)                  262                   188
                             -----------            ----------            ----------

     Net pension
       expense               $    1,250             $    1,881            $    1,937
                             ==========             ==========            ==========



         The status of defined benefit pension plans using data as of the most recent actuarial valuation dates is as follows (in thousands):


                                                   September 27, 1998              September 30, 1997
                                                 -----------------------          ----------------------

     Actuarial present value of
          benefit obligations -
              Vested benefits                          $   55,418                       $   41,616
              Nonvested benefits                            3,235                           11,094
                                                       ----------                       ----------
     Accumulated and projected
          benefit obligation                               58,653                           52,710
     Plan assets at fair value                             38,600                           39,243
                                                       ----------                       ----------

              Funded status                               (20,053)                         (13,467)

     Unrecognized prior service cost                        2,256                            1,529
     Unrecognized net loss                                  8,004                              473
     Adjustment required to recognize
          minimum liability                               (10,459)                            (860)
                                                       ----------                       ----------
              Net pension liability                    $  (20,252)                      $  (12,325)
                                                       ==========                       ==========


         As required by SFAS No. 87, "Employers' Accounting for Pensions," the Company recognized additional pension liabilities of $10.5 million and $0.9 million as of September 27, 1998 and September 30, 1997, respectively, of which $2.3 million and $0.9 million were recognized as other assets, respectively. Of the Fiscal Year 1998 amount, $8.2 million was recognized as a charge to Shareholders' equity ($4.9 million net of tax).

         Actuarial assumptions used in calculating the above amounts include a 10% return on plan assets for Fiscal Years 1998 and 1997, a 7.0% and 7.5% discount rate on benefit obligations as of September 27, 1998 and September 30, 1997, respectively, and a 7.0% and 7.5% weighted average discount rate for Fiscal Years 1998 and 1997, respectively.


8.  POSTRETIREMENT HEALTH CARE PLANS

         The Company sponsors various defined benefit postretirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of participation. The majority of the Company's plans are contributory, with retiree contributions adjusted annually. The Company does not fund the plans.

         The   following   table   analyzes   the   plans'   unfunded,   accrued
postretirement health care cost liability as reflected on the balance sheet (in thousands):


                                                September 27,                    September 30,
                                                     1998                            1997
                                            -----------------------          ----------------------


Accumulated Postretirement Benefit
     Obligation:
     Retirees                                    $    30,655                      $    24,936
     Other fully eligible participants                 5,401                            5,731
     Other active participants                        12,715                           12,166
                                                 -----------                      -----------

                                                      48,771                           42,833

     Unrecognized prior service cost                   4,098                            4,861
     Unrecognized actuarial gain                       7,796                           13,389
                                                 -----------                      -----------
     Accrued postretirement health care
         cost liability                          $    60,665                      $    61,083
                                                 ===========                      ===========


The components of net postretirement health care cost are as follows (in thousands):


                                                       Fiscal Year
                           ---------------------------------------------------------------------
                                   1998                   1997                    1996
                           ---------------------- ---------------------- -----------------------

Service cost-
  benefits attributed to
  service during the period      $     898              $     859              $   1,533
Interest cost on
  accumulated post-
  retirement benefit
  obligation                         3,056                  3,098                  3,868
Net amortization and
  deferral                          (1,410)                (1,326)                  (187)
                                 ---------              ---------              ---------
     Net postretirement
       health care cost          $   2,544              $   2,631              $   5,214
                                 =========              =========              =========


         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0%, and 7.5% at September 27, 1998 and September 30, 1997, respectively. Net postretirement health care cost was computed using a weighted average discount rate of 7.0% for Fiscal Year 1998, 8.0% for Fiscal Year 1997, and 7.75% for Fiscal Year 1996. For measuring the expected postretirement benefit obligation, a 9% annual rate of increase in the per capita claims cost was assumed for 1998. This rate is assumed to decrease by 1.0% per year to an ultimate rate of 5.0%. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 27, 1998 and September 30, 1997 by approximately $1.5 million and $2.2 million, respectively, and the aggregate of the service and interest cost components of net postretirement health care cost by approximately $0.2 million, $0.2 million and $0.4 million for Fiscal Years 1998, 1997 and 1996, respectively.

9.  INCOME TAXES

         The  income  tax  benefit   includes  the  following   components   (in
thousands):


                                                    Fiscal Year
                        -------------------------------------------------------------------
                                1998                   1997                  1996
                        ---------------------- ---------------------- ----------------------

Current-
   Federal                     $       -              $       -              $      -
   State                               -                      -                     -
   Foreign                             -                      -                (1,164)
                               ---------              ---------              --------

    Total current                      -                      -                (1,164)
                               ---------              ---------              --------

Deferred -
   Federal                        25,588                 26,794                 1,995
   State                           3,656                  3,828                   284
   Foreign                           467                    584                     -
                               ---------              ---------              --------

    Total deferred                29,711                 31,206                 2,279
                               ---------              ---------              --------

                               $  29,711              $  31,206             $   1,115
                               =========              =========             =========


         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal Years 1998, 1997 and 1996 as a result of the following:


                                                                    Fiscal Years
                                      ---------------------------------------------------------------------------
                                              1998                      1997                       1996
                                      ----------------------    ----------------------    -----------------------


U.S. Federal tax rate                            35%                       35%                       35%
State income taxes, net of
   U.S. Federal tax impact                        4                         4                         4
Other, net                                        1                         1                         1
                                             ------                    ------                    ------

       Effective tax rate                        40%                       40%                       40%
                                               =====                     =====                    ======


         At September 27, 1998, the Company had deferred tax liabilities of $137 million, of which $17 million are current in nature, and deferred tax assets of $190 million, of which $28 million are current in nature. Deferred tax assets and liabilities have been netted as a current asset and a non-current asset in the accompanying Consolidated Balance Sheets. The principal temporary differences included above are depreciation, a $64 million liability, inventory adjustments, a $17 million liability, net operating loss carryforwards, a $79 million asset, postretirement health and pension benefits, a $30 million asset, other employee benefits, a $11 million asset and $14 million of other net miscellaneous asset items.

         At September 30, 1998, the Company had deferred tax liabilities of $164 million, of which $32 million are current in nature, and deferred tax assets of $182 million, of which $35 million are current in nature. Deferred tax assets and liabilities have been netted as a current asset and non-current asset in the accompanying Consolidated Balance Sheets. The principal temporary differences included above are depreciation, a $75 million liability, inventory adjustments, a $19 million liability, net operating loss carryforwards, a $67 million asset, postretirement health and pension benefits, a $28 million asset, and $17 million of other net miscellaneous items. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

         The Company has net operating loss carryforwards for income tax purposes of approximately $202 million, of which $5 million expire in 2004, $51 million expire in 2005, $25 million expire in 2006, $13 million expire in 2007, $28 million expire in 2008, $45 million expire in 2012 and $35 million expire in 2018.


10.  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):


                                                                   September 27,        September 30,
                                                                        1998                 1997
                                                                  -----------------    -----------------


Sweetheart Cup
--------------
Senior Secured Notes, at 9.625%,  interest  payable  semiannually on March 1 and September 1 of each year, due on September
1, 2000.                                                                  $190,000           $190,000

Senior Subordinated Notes, at 10.50%,  interest payable  semiannually on March 1 and September 1 of each year, due on
   September 1, 2003.                                                      110,000            110,000

Revolving Loan at Bank of America's  prime rate plus 1.00%, or
Bank of America's Eurodollar rate plus 2.25%, subject to
   certain limitations, due on August 1, 2000.                             113,708                  -

Revolving Loan at Bankers Trust                                                  -             60,000

Sweetheart Receivables Corporation
----------------------------------
Sweetheart  Receivables  Corporation  Series  1994-1  A-V  Trade
   Receivables-Backed Notes.                                                     -             60,000

Lily Cups Inc.
--------------
Term and revolving facilities                                                9,675              8,168

Bonds
-----
Industrial revenue bond with the State of New Hampshire                      2,500              2,500

Other industrial revenue bonds                                                   -              1,200
                                                                         ---------              -----

                                                                           425,883              431,868
                                                                           -------              -------

Less - Current portion of long-term debt                                    (3,445)              (1,369)
                                                                           -------              -------

                                                                          $422,438             $430,499
                                                                          ========             ========



The aggregate annual maturities of long-term debt at September 27, 1998 are as follows (in thousands):

                  1999                                                $    3,445
                  2000                                                   304,653
                  2001                                                     7,785
                  2002                                                         -
                  2003                                                   110,000
                  2004 and thereafter                                          -
                                                                 ---------------
                                                                        $425,883

         1997 Amended and Restated Credit Agreement - On October 24, 1997, the Company entered into the 1997 Amended and Restated Credit Agreement, as amended through November 4, 1998, which provides for a $135 million Revolving Credit Facility (the "U.S. Credit Facility"), with BankAmerica Business Credit as Agent and various other financial institutions. Borrowings bear interest, at the Company's election, at a rate equal to LIBOR plus 2.25% or a bank's base rate plus 1%. The average interest rate in Fiscal Year 1998 was 9.0%.

         Availability under the U.S. Credit Facility is determined by a calculation based on eligible inventory and accounts receivable as defined by the credit agreement. As of September 27, 1998, there was $8.8 million of unutilized availability under the U.S. Credit Facility. Up to $15 million of the U.S. Credit Facility may be utilized to issue letters of credit. The letter of credit fee is 1.75% per annum, plus out of pocket fees and expense. The U.S. Credit Facility also provides for the payment of a commitment fee of 0.5% per annum on the daily average unused amount of the commitments under the Facility. As of September 27, 1998, unused letters of credit totaled $9.0 million.

         Loans made pursuant to the U.S. Credit Facility can be borrowed, repaid, and reborrowed from time to time until final maturity on August 1, 2000. The U.S. Credit Facility provides for partial mandatory prepayments upon the issuance of equity by Sweetheart Holdings or any of its subsidiaries, and full repayment upon any change of control (as defined in the Agreement).

         The indebtedness of Sweetheart Cup under the U.S. Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfected security interest in inventory, spare parts, accounts receivable and all proceeds of the foregoing of Sweetheart Cup, a first priority security interest, shared with the holders of the Senior Secured Notes, in Shared Collateral (as defined in the 1993 Credit Agreement to include primarily all capital stock owned by Sweetheart Holdings and Sweetheart Cup and of each of their respective present and future direct subsidiaries, all intercompany indebtedness payable to Sweetheart Holdings or Sweetheart Cup by Sweetheart Holdings, Sweetheart Cup or their respective present and future subsidiaries, and any proceeds from business interruption insurance), and a second priority perfected security interest in the Senior Secured Note collateral as described below.

         The U.S. Credit Facility contains various covenants which limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures, the use of proceeds from asset sales and certain other business activities. Additionally, the Company must maintain on a consolidated basis, certain specified ratios at specified times, including, without limitation, maintenance of minimum fixed charge coverage ratio. The Company is currently in compliance with all covenants under the U.S. Credit Facility, as amended.

         Senior Secured Notes and Senior Subordinated Notes - Sweetheart Cup is the obligor with respect to $190 million of Senior Secured Notes and $110 million of Senior Subordinated Notes. The Senior Secured Notes were issued pursuant to an Indenture among Sweetheart Cup, Sweetheart Holdings, as Guarantor, and United States Trust Company of New York, as Trustee (the "Senior Secured Indenture").

The Senior Secured Notes bear interest at 9.625% per annum, payable semi-annually in arrears on March 1 and September 1 each year to holders of record on February 15 or August 15 next preceding the interest payment date. The Senior Secured Notes mature on September 1, 2000.

         The Senior Secured Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of the principal amount), plus accrued interest to the redemption date, for redemptions during the twelve month period beginning September 1 as follows:
1998 - 101.604%, and 1999 - 100.000%.

         The Senior Secured Notes are secured by a first priority lien on the Senior Secured Note collateral (which includes all material properties and equipment and substantially all of the other assets of Sweetheart Cup, but excludes collateral under the 1993 Credit Agreement, the capital stock of its subsidiaries, and intercompany indebtedness) and by a second lien on collateral under the 1993 Credit Agreement (primarily accounts receivable, inventory, and proceeds thereof as described above). The Senior Secured Notes and borrowings under the U.S. Credit Facility are also jointly secured by Shared Collateral (comprised of pledges of the capital stock of Lily Canada, the capital stock of any direct subsidiaries formed or acquired in the future, future intercompany notes, and the proceeds of business interruption insurance).

         The Senior Subordinated Notes were issued pursuant to an Indenture among Sweetheart Cup, Sweetheart Holdings, as Guarantor, and U.S. Trust Company of Texas, N.A., as Trustee (the "Senior Subordinated Indenture"). The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 each year to holders of record on the February 15 or August 15 next preceding the interest payment date. The Senior Subordinated Notes mature on September 1, 2003.

         The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption prices (expressed as percentages of the principal amount), plus accrued interest to the redemption date, for redemptions during the twelve month period beginning September 1 as follows: 1998 - 103.938%, 1999 - 102.625%, 2000 - 101.313%, and 2001 and
thereafter - 100.000%.

         The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all Senior Secured Notes, all borrowings under the U.S. Credit Facility, and all other indebtedness not otherwise prohibited.

         The Sweetheart Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemptions, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens, and certain other business activities.

         1993 Credit Agreement - On August 30, 1993, the Company entered into the 1993 Credit Agreement with Bankers Trust Company, which provided for a $40 million Term Loan and a $75 million Revolving Loan Facility. The Company prepaid the $40 million Term Loan on September 20, 1994 in connection with the issuance of the Sweetheart Receivables Corporation 1994-1 A-V Trade Receivables-Backed Notes (the "SRC Notes") and it may not be reborrowed. The 1993 Credit Agreement was amended and restated, as described in the 1997 Amended and Restated Credit Agreement above.

         Sweetheart Receivables Corporation Series 1994-1 A-V Trade Receivables-Backed Notes - On September 20, 1994, SRC issued and sold to Bankers Trust as Placement Agent, $60 million of the SRC Notes, under an indenture and security agreement. The proceeds of the SRC Notes were used to purchase substantially all of the receivables of Sweetheart Cup on the closing date. The SRC Notes were repurchased when the Company entered into the U.S.
Credit Facility on October 24, 1997, as described above.

         Canadian Credit Facility - On June 15, 1998, Lily Cups Inc. entered into a Credit Agreement with General Electric Capital Canada Inc. (the "Canadian Credit Facility"). The Canadian Credit Facility refinanced Lily Cups Inc.'s then outstanding debt into a new term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001, and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and after acquired real and personal, tangible assets of Lily Cups Inc. and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings. As of September 27, 1998, Cdn $5.4 million (approximately $3.6 million) was available under the Canadian Credit Facility.


11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments included in current assets and current liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. Long-term debt instruments, other than the Company's Senior Secured Notes and Senior Subordinated Notes, have variable interest rates that fluctuate along with current market conditions, and thus the carrying value approximates their fair value.

         The fair value of the Company's Senior Secured Notes and Senior Subordinated Notes is estimated to be $40.0 million lower than the carrying value at September 27, 1998 and $1.5 million higher than the carrying value at September 30, 1997. The Fiscal Year 1998 difference in market value is due to volatility in the non-investment grade market in the latter half of calendar 1998, as well as the recent financial results of the Company.


12.  LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities, and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled $16.6 million, $16.8 million and $15.6 million for Fiscal Years 1998, 1997 and 1996, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 27, 1998 are as follows (in thousand of dollars):

                  Fiscal 1999                                            $16,744
                  Fiscal 2000                                             14,830
                  Fiscal 2001                                             12,098
                  Fiscal 2002                                              8,729
                  Fiscal 2003                                              5,897
                  Fiscal 2004 and thereafter                              24,295
                                                                          ------

                                                                         $82,593


13.  SHAREHOLDERS' EQUITY

         Prior to March 12, 1998, Sweetheart Holdings had a single-class capital structure consisting of

3,000,000 shares of common stock, par value $.01 per share, of which 1,046,000 shares were issued and outstanding. Of the outstanding shares, 1,040,000 were issued in conjunction with the acquisition of the Company on August 30, 1993. In fiscal 1994, the Company sold an additional 6,000 shares of stock, for which it received approximately $100,000 in cash and a $500,000 promissory note. The promissory note which was reflected as a reduction to shareholders' equity in the consolidated balance sheet at September 30, 1997 was paid in full on March 12, 1998.

         On March 12, 1998, the stockholders of the Company consummated the SF Holdings Investment. In connection with this transaction, the Board of Directors of Sweetheart Holdings authorized two new classes of common stock: 1,100,000 shares of Class A Common Stock, $0.01 par value, and 4,600,000 shares of Class B Common Stock, $0.01 par value. On March 11, 1998, the shareholders of record exchanged their shares of common stock for a new Class A Common Stock in a one for one stock exchange. In addition, a stock dividend of 4.2 shares of a new Class B Common Stock was declared to the shareholders of record on March 11, 1998. SF Holdings acquired from the Company's stockholders 48% of the Company's outstanding Class A Common Stock and all of the outstanding Class B Common Stock. As a result, SF Holdings holds 90% of the total number of outstanding shares of both classes of the Company's common stock.

         Upon consummation of the SF Holdings Investment, the Company's then existing stockholders nominated three of the Company's five directors and SF Holdings nominated two directors. Pursuant to the Company's by-laws, significant actions by the Company's Board of Directors require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity, (ii) the sale of all or a material portion of the Company's assets, (iii) entering into of any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness, (vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain management services agreement, as amended, The Fonda Group, Inc., an affiliate of SF Holdings, manages the day-to-day operations of the Company subject to the direction of the Board of Directors.

         The Class A and Class B Common Stock have the same powers, preferences and rights, except that the Class B Common Stock has no voting rights. Class A and Class B Common Stock share the profits and losses generated by the Company on a pro-rata basis. Each outstanding Class A Common Share is entitled to one vote on any matter submitted to a vote of stockholders. The Class A Common Stock has no cumulative voting rights. Subject to Delaware law and limitations in certain debt instruments (Senior Secured Notes, Senior Subordinated Notes, and borrowings under the 1993 Credit Agreement), common shareholders are entitled to receive such dividends as may be declared by Sweetheart Holdings' Board of Directors out of funds legally available thereof. In the event of a liquidation, dissolution or winding up of Sweetheart Holdings, common shareholders are entitled to share ratably in all assets remaining after payment or provision for payment of debts or other liabilities of Sweetheart Holdings.

         In addition, the shareholders of the Company prior to the SF Holdings Investment (the "Original Shareholders"), after March 12, 2003, have the right to exchange their shares of Class A Common Stock for warrants (the "Exchange Warrants") to purchase, for nominal consideration, shares of Class C Common Stock of SF Holdings representing 10% of the total outstanding shares of common stock of SF Holdings at the consummation of the SF Holdings Investment on a fully diluted basis. SF Holdings has the right to cause such exchange and has the right to thereafter to repurchase the Exchange Warrants, in whole or in part, for an aggregate call price of $50.0 million, subject to increase at 12.5% per annum until March 12,

2003. Upon occurrence of a merger (as defined in the Company's stockholders' agreement), the Original Shareholders will be required to exchange their shares of Class A Common Stock for the Exchange Warrants. In addition, in the event SF Holdings proposes to sell shares of Class A or Class B Common Stock in an amount greater than 30% of the outstanding shares of common stock, the Original Shareholders will have the right to participate in such sale. In the event SF Holdings proposes to sell shares of common stock in an amount greater than 30% of the outstanding shares of common stock, then SF Holdings will have the right to require the Original Shareholders to sell all, but not less than all, of their shares of common stock.

         The Board of Directors of Sweetheart Holdings approved the Stock Option and Purchase Plan (the "Plan") during fiscal year 1994 which provides for the granting of nonqualified and incentive stock options as defined by the Internal Revenue Code. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee has the authority to select participants, grant stock purchase options, and make all necessary determinations for the administration of the Plan. The exercise price per share of common stock under each option is fixed by the Committee at the time of the grant of the option and is equal to at least 100% of the fair market value of a share of common stock on the date of grant, but not less than $100 per share. The Committee determines the term of each option which may not exceed ten years from the date of grant of the option. The Plan provides for the issuance of up to 103,000 shares of common stock in connection with the stock options granted under the Plan. Options that are canceled or expire unexercised are available for future grants. All options are granted via approval of the Board of Directors. In conjunction with the SF Holdings Investment, all options outstanding as of March 12, 1998 were cashed out in full and canceled.


14.  OTHER EXPENSE (INCOME)

         In the fourth quarter of Fiscal Year 1998, the Company sold its Riverside facility. In connection therewith, the Company recognized $1.8 million of asset write-down charges. Additionally, in the fourth quarter, the Company recognized $3.4 million of expense based on actuarial estimates associated with pending litigation.

         In March 1998, the Company recognized certain one-time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the SF Holdings Investment and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives.

         On November 30, 1997, the Company entered into an agreement to sell assets of its bakery operation to Ace Baking Company Limited Partnership. Assets sold included property, plant, and equipment, which have been reclassified to assets held for sale, and inventories. Consideration of $22.3 million was received, including $20.3 million of cash, and a $2 million non-interest bearing note. A gain of $3.3 million was recognized as "Other income" in Fiscal Year 1998. Bakery operations represented 3% of net sales in Fiscal Year 1997.


15.  NON-RECURRING CHARGES

         In the quarter ended March 31, 1998, the Company reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%. In connection with such plans, the Company recognized $5.1 million of charges for severance and related costs, of which $1.4 million of cash expenditures remain unpaid as of September 27, 1998. The Company anticipates substantial completion of this restructuring within the next twelve months.

         In the quarter ended March 31, 1998, the Company decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines, which resulted in a $5.0 million charge to write down the assets to their fair market value.

         In the quarter ended September 30, 1997, the Company adopted a restructuring plan designed to improve efficiency and enhance its competitiveness. Restructuring charges of $9.7 million were recognized, consisting of cash charges primarily related to severance costs, as well as costs to close and exit the Riverside facility. Including the unspent portion of these charges, the Company had total restructuring reserves of $13.2 million classified as "Other current liabilities" as of September 30, 1997. During Fiscal Year 1998, the Company paid $8.8 million of severance, plant closure and related costs. In addition, $4.2 million of the restructuring reserve was adjusted due to a change in the restructuring plan as a result of a change in senior management in connection with the SF Holdings Investment. As of September 27, 1998, the restructuring plan is substantially complete, and the balance in the restructuring reserve is $0.2 million.

         During the quarter ended December 31, 1997, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.

         As a result of market conditions experienced by the Company and the decision to close facilities as described above, the Company reviewed the carrying value of its long-lived assets in Fiscal Year 1997. Certain assets were identified which would be disposed of, abandoned or become obsolete prior to the end of their accounting useful lives, and were written-down accordingly, resulting in a pre-tax non-cash charge totaling $24.6 million in Fiscal Year 1997. The loss on asset disposal and impairment had no impact on the Company's cash flow or its ability to generate cash flow in the future. As a result of this charge, depreciation expense related to these assets will decrease in future periods.


16.  RELATED-PARTY TRANSACTIONS

         Pursuant to the Management Services Agreement, as amended, SF Holdings and AIPM, which manages AIP-LP, are entitled to receive an aggregate annual fee of $1.85 million, payable semi-annually 45 days after the scheduled interest payment dates for the Notes, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the day to day operations of the Company. AIPM provides substantial ongoing financial and management services to the Company. Fees are split to SF Holdings and AIPM, respectively, 50/50 during the first year following the SF Holdings Investment, 60/40 during the second year, 70/30 during the third year, and are paid 100% to SF Holdings thereafter. SF Holdings has assigned substantially all of its interests under this agreement to Fonda, but retains $200,000 per year of fees for administrative services.

         In addition, in Fiscal Year 1996, the Company reimbursed AIPM for $950,000 of expenses incurred in connection with an investigation of the Company's strategic alternatives.

         The Company purchases corrugated containers from its affiliate, Four M. Purchases totaled $1.8 million in Fiscal Year 1998, of which $0.4 million is payable as of September 27, 1998, and were not material in the preceding Fiscal Years. The Company believes that the terms on which it purchased such products are at least as favorable as those it could otherwise have obtained from unrelated third parties and were negotiated on an arm's length basis.

17.  BUSINESS SEGMENT AND MAJOR CUSTOMERS

         The Company operates in a single industry which is the manufacture and distribution of paper and plastic related products in foodservice and food packaging disposables. Sales to a major customer accounted for 12.1%, 13.7% and 13.6% for Fiscal Years 1998, 1997 and 1996, respectively.


18.  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending against the Company in federal court. The remaining issue involved in the case is a claim that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement
Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs is to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996 the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs in April 1997 filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. Plaintiffs have filed a motion in the District Court for attorney's fees. No amount has been specified in such motion. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court.

         Management believes that the Company will ultimately prevail on the remaining material issues in the Aldridge litigation. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amount would not have a material adverse effect on the Company's financial position or results of operations.

         A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. The Company filed an Answer to the Complaint denying liability and asserting various defenses to the claims. Discovery proceedings are in progress. In the opinion of management, the ultimate liability, if any, will not materially affect the Company's financial position or results of operations.

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


19. SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         The following tables provide summarized financial information for Sweetheart Cup and subsidiaries (in thousands):

                               September 27,      September 30,
                                   1998               1997
                             ------------------ ------------------

Current assets                      $257,399           $301,448
Noncurrent assets                    437,264            436,195
Current liabilities                  122,516            116,886
Noncurrent liabilities               562,828            563,066


         Prior year amounts below have been reclassified as noted in Note 1:


                                                 Fiscal Years
                             -------------------------------------------------------
                                   1998              1997               1996
                             ------------------ ------------------ -----------------


Net sales                           $843,502          $886,017           $959,818
Gross profit                          32,664            35,331             83,193
Income (loss) from
  continuing operations
  before cumulative effect
   of an accounting change
   and extraordinary loss            (41,593)          (37,221)            12,827
Net income (loss)                    (42,999)          (38,161)            12,827



                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                           Page
                                                                           ----

Independent Auditors' Report                                                55

Report of Independent Public Accountants                                    56

Schedule II - Valuation and Qualifying Accounts                             57

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 27, 1998 and for the fiscal year ended September 27, 1998, and have issued our report thereon dated December 10, 1998; such consolidated financial statements and report are included in this Form 10-K. The schedule listed in the accompanying index is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 10, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the Fiscal Years ended September 30, 1997 and 1996 of Sweetheart Holdings Inc. and Subsidiaries included in this Form 10-K and have issued our reports thereon dated December 8, 1997 (except with respect to the matter discussed in Note 1 - Inventories as to which the date is December 3, 1998). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                        /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
   (except with respect to the
   matter discussed in Note 1 -
   Inventories, as to which the
   date is December 3, 1998)

                                                      SCHEDULE II


                                     SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                              (Dollars in thousands)




                                                             Additions
                                                    -----------------------------
                                      Balance at     Charged to       Charged
                                      beginning       costs and      to other                        Balance at
         Classifications                  of        expenses (1)   accounts (2)    Deductions (3)      end of
                                        period                                                         period
                                     -------------  -------------- --------------  ----------------  ------------


Allowance for Doubtful Accounts:
Fiscal Year 1998                          $  1,740            $769           $ (4)            $ 688     $   1,817
Fiscal Year 1997                             2,466             446              51            1,223         1,740
Fiscal Year 1996                             2,524             369              46              473         2,466



--------------------
(1)      Provision for doubtful accounts.
(2) Includes recoveries on accounts previously written off, translation adjustments and reclassifications.
(3)      Accounts written off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on December 18, 1998.

                            SWEETHEART HOLDINGS INC.
                            (Registrant)

                            By: /s/  DENNIS MEHIEL
                                -----------------------------------------
                                     Dennis Mehiel
                                     Chief Executive Officer and Chairman of the
                                     Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 18, 1998, by the following persons in the capacities indicated:


                             Signature                       Capacity
                             ---------                       --------


         /s/  DENNIS MEHIEL                           Chief Executive Officer
        -----------------------------                 and Chairman of the Board
               Dennis Mehiel



         /s/  THOMAS ULEAU                            President, Chief Operating
        -----------------------------                 Officer and Director
              Thomas Uleau



         /s/  W. RICHARD BINGHAM                      Director
        -----------------------------
              W. Richard Bingham



         /s/  THEODORE C. ROGERS                      Director
        -----------------------------
              Theodore C. Rogers



         /s/  LAWRENCE W. WARD, JR.                   Director
        -----------------------------
              Lawrence W. Ward, Jr.



         /s/  HANS H. HEINSEN                         Senior Vice  President  -
        -----------------------------                 Finance  and Chief
              Hans H. Heinsen                         Financial Officer
                                                      (Principal Financial
                                                      Officer  and  Principal
                                                      Accounting Officer)