Form 10-Q
period 1998-12-27
SWEETHEART HOLDINGS INC \DE\
filed 1999-02-09
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934 for the
                             Quarterly Period Ended
                                December 27, 1998

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

Yes [X]  No [ ]


      The number of shares outstanding of the Registrant's common stock as of February 10, 1999:
         Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value
                               - 1,046,000 shares
         Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value
                               - 4,393,200 shares


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

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            (Unaudited)
                                                                            December 27,          September 27,
                                                                                1998                  1998
                                                                           ----------------      ----------------
                                    Assets
                                    ------
      Current assets:
         Cash and cash equivalents                                            $    2,262            $    1,367
         Cash in escrow                                                            7,349                 5,464
         Receivables, less allowances of $1,780 and $1,817,
           respectively
                                                                                  82,024                85,248
         Inventories                                                             119,467               133,065
         Deferred income taxes                                                    11,506                11,506
         Spare parts                                                              19,270                19,278
                                                                               ---------             ---------
           Total current assets                                                  241,878               255,928

      Property, plant and equipment, net                                        345,939               355,224

      Deferred income taxes                                                       45,209                41,395
      Other assets                                                                13,468                13,079
                                                                               ---------             ---------

                  Total assets                                                $  646,494            $  665,626
                                                                              ==========            ==========

                     Liabilities and Shareholders' Equity
                     ------------------------------------
      Current liabilities:
         Accounts payable                                                     $   57,038            $   66,205
         Accrued payroll and related costs                                        38,535                39,324
         Other current liabilities                                                44,486                40,866
         Current portion of long-term debt                                         3,421                 3,445
                                                                               ---------             ---------

                  Total current liabilities                                      143,480               149,840
                                                                               ---------             ---------

      Long-term debt                                                             416,821               422,438
      Other liabilities                                                           73,216                74,365

      Shareholders' equity:
         Class A Common stock -- Par value $.01 per share; 1,100,000
           shares authorized; 1,046,000 shares issued and outstanding                 10                    10
         Class B Common stock - Par value $.01 per share; 4,600,000
           shares authorized; 4,393,200 shares issued and outstanding                 44                    44
         Additional paid-in capital                                              101,090               101,090
         Accumulated deficit                                                     (82,957)              (75,670)
         Accumulated other comprehensive loss                                     (5,210)               (6,491)
                                                                               ---------             ---------

                  Total shareholders' equity                                      12,977                18,983
                                                                               ---------             ---------

           Total liabilities and shareholders' equity                         $  646,494            $  665,626
                                                                              ==========            ==========

          See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                          Thirteen           Three months
                                                        weeks ended             ended
                                                        December 27,         December 31,
                                                            1998                 1997
                                                      -----------------     -----------------

Net sales                                              $   203,909           $  201,952
Cost of sales                                              189,451              188,006
                                                       -----------           ----------

     Gross profit                                           14,458               13,946

Selling, general and administrative                         16,003               19,102
Other income                                                  (213)              (3,112)
                                                       ------------          -----------

     Operating loss                                         (1,332)              (2,044)

Interest expense, net                                       10,813               10,779
                                                       ------------          -----------

     Loss before income tax benefit and
         cumulative effect of change in
         accounting principle                              (12,145)             (12,823)

Income tax benefit                                          (4,858)              (5,128)
                                                       ------------          -----------

     Loss before cumulative effect of change in
         accounting principle                               (7,287)              (7,695)

Cumulative effect of change in accounting
     principle (net of income taxes of $1,007)                   -               (1,511)
                                                       ------------          -----------

     Net loss                                               (7,287)              (9,206)
                                                       ------------          -----------

Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustment               (263)                (419)
        Minimum pension liability adjustment
         (net of income taxes of $1,029)                     1,544                    -
                                                       ------------          -----------

Other comprehensive income (loss)                            1,281                 (419)
                                                       ------------          -----------

         Comprehensive loss                             $   (6,006)          $   (9,625)
                                                       ============          ===========

          See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                       Thirteen           Three months
                                                                      weeks ended            ended
                                                                     December 27,         December 31,
                                                                         1998                 1997
                                                                   ------------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                         $  (7,287)          $    (9,206)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                     11,877                11,415
       Deferred income tax credit                                        (4,858)               (5,128)
       Gain on sale of assets                                              (337)               (4,245)
       Cumulative effect of change in accounting principle, net               -                 1,511
      Changes in operating assets and liabilities:
       Receivables                                                        3,224                13,357
       Inventories                                                       13,598                 8,021
       Accounts payable                                                  (9,167)               (8,063)
       Other, net                                                         5,398                (6,924)
                                                                      ----------            ----------

             Net cash provided by operating activities                   12,448                   738
                                                                      ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                          (9,777)               (7,134)
     Proceeds from sale of bakery                                             -                14,718
     Proceeds from sale of property, plant and equipment                  5,508                 1,049
                                                                      ----------            ---------

             Net cash provided by (used in) investing activities         (4,269)                8,633
                                                                      ----------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under revolving credit
          facilities                                                     (5,168)               34,882
     Repayment of debt                                                     (231)              (60,000)
     Decrease in restricted cash                                              -                29,016
     Increase in cash in escrow                                          (1,885)              (10,397)
     Payments of financing fees                                               -                  (835)
                                                                      ----------            ----------

             Net cash used in financing activities                       (7,284)               (7,334)
                                                                      ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   895                 2,037

CASH AND CASH EQUIVALENTS, beginning of period                            1,367                 2,650
                                                                      ----------            ---------

CASH AND CASH EQUIVALENTS, end of period                              $   2,262             $   4,687
                                                                      ==========            =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                $   2,893             $   2,348
                                                                      ==========            =========
         Income taxes paid                                            $       -             $     335
                                                                      ==========            =========


          See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions of Form 10-Q and rule 10-01 of regulation S-X. Accordingly, these statements do not include all the information required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of Sweetheart Holdings Inc. and its subsidiaries' (the "Company") financial position as of December 27, 1998 and the results of operations and cash flows for the thirteen weeks ended December 27, 1998 have been included. Operating results for the thirteen week period ended December 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending September 26, 1999. Certain prior period amounts have been reclassified to conform to current period presentation.


(2)  CASH IN ESCROW

         Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the Bond Indentures, and is held in escrow with the trustee until utilized. The balance of cash in escrow was $7.3 million and $5.5 million at December 27, 1998 and September 27, 1998, respectively.


(3)  INVENTORIES

         The components of inventories were as follows (in thousands):

                                         (Unaudited)
                                        December 27,             September 27,
                                            1998                     1998
                                      ------------------       -----------------

Raw materials and supplies              $   29,756                $   32,938
Finished goods                              82,417                    91,666
Work in progress                             7,294                     8,461
                                        ----------                ----------

                                        $  119,467                $  133,065
                                        ==========                ==========


(4) OTHER CURRENT LIABILITIES

         The balance of other current liabilities as of September 27, 1998 included $1.6 million of restructuring reserves primarily for severence in connection with headcount reductions made in March, 1998. The Company considers its restructuring plan to be substantially complete. Of the remaining balance, $0.7 million was paid out in cash during the thirteen weeks ended December 27, 1998. The remaining balance of $0.9 million will be paid out within the next six months.


(5) RELATED PARTY TRANSACTIONS

         In December 1998, the Company sold certain of its paper plate manufacturing assets to The Fonda Group, Inc., an affiliate, for $2.4 million. An independent appraisal was obtained to determine the fairness of the purchase price. The Company believes the terms under which it sold such assets to The Fonda Group, Inc. are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

         The Company adopted the comprehensive income statement format required by Financial Accounting Standards Board statement No. 130, Reporting Comprehensive Income effective with its first fiscal quarter, and has restated all prior periods presented. The components of accumulated other comprehensive loss are as follows (in thousands):


                                                   (Unaudited)
                                                  December 27,          September 27,
                                                      1998                  1998
                                                ------------------    ------------------
Foreign currency translation adjustment            $   (1,832)           $   (1,569)
Minimum pension liability adjustment                   (3,378)               (4,922)
                                                   -----------           -----------

     Accumulated other comprehensive loss          $   (5,210)           $   (6,491)
                                                   ===========           ===========

(7)  CONTINGENCIES

         On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court has decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. The Company is in the process of determining the timing and amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. The Company expects to fund such payments within the next nine months. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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


                                          (Unaudited)
                                       December 27, 1998          September 27,1998
                                      ---------------------     ----------------------
Current assets                              $243,377                  $257,399
Noncurrent assets                            427,751                   433,082
Current liabilities                          119,073                   122,516
Noncurrent liabilities                       550,766                   560,446


                                                        (Unaudited)
                                      -------------------------------------------------
                                       Thirteen weeks ended       Three months ended
                                        December 27, 1998          December 31, 1997
                                      -----------------------    ----------------------

Net sales                                   $203,909                   $201,952
Gross profit                                   9,053                      8,271
Net loss before cumulative effect
   of change in accounting principle
                                              (7,512)                    (8,766)
Net loss                                      (7,512)                   (10,173)

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

General

         The Company markets its products to two principal customer groups: foodservice and food packaging. Foodservice customers purchase primarily disposable hot and cold drink cups, lids, food containers, plates, bowls, and cutlery. These products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. Food packaging customers purchase primarily paper and plastic containers for the dairy and food processing industries. Food packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants.


Thirteen Weeks Ended December 27, 1998 Compared to Three Months Ended December 31, 1997

         Net sales increased $1.9 million, or 1.0%, to $203.9 million in the thirteen weeks ended December 27, 1998 compared to $202.0 million in the three months ended December 31, 1997. The December 1997 sale of the bakery business resulted in a $3.0 million decrease in sales from the prior comparable period. Excluding the impact of the bakery business sale, net sales increased $4.9 million, or 2.5%, reflecting a 3.4% increase in domestic sales volume and a 0.7% average decrease in domestic sales price. The decrease in average sales price reflects a shift in sales mix to lower priced products which was partially offset by price increases in selected product lines. Foodservice sales volume increased 3.7% primarily as a result of the Company's focus on revenue growth with key customers. Food packaging sales volume increased 2.1%. Canadian sales decreased 2.1% from the prior comparable period due primarily to unfavorable exchange rates.

         Gross profit increased $0.6 million, or 3.4%, to $14.5 million in the thirteen weeks ended December 27, 1998 compared to $13.9 million for the three months ended December 31, 1997. As a percentage of net sales, gross profit increased to 7.1% in the thirteen weeks ended December 27, 1998 from 6.9% in the three months ended December 31, 1997. The improvement in gross profit is primarily attributable to headcount reductions at the manufacturing facilities.

         Selling, general and administrative expenses decreased $3.1 million, or 16.2%, to $16.0 million in the thirteen weeks ended December 27, 1998 compared to $19.1 million in the three months ended December 31, 1997. This decrease is due primarily to cost savings associated with headcount reductions made in the second quarter of Fiscal Year 1998.

         Other income was $0.2 million in the thirteen weeks ended December 27, 1998 and $3.1 million in the three months ended December 31, 1997. The three months ended December 31, 1997 included a one-time gain of $3.3 million on the sale of the bakery business.

         Operating loss decreased $0.7 million, or 34.8%, to $1.3 million in the thirteen weeks ended December 27, 1998 compared to $2.0 million in the three months ended December 31, 1997 due to the reasons described above.

         Interest expense, net was $10.8 million in both the thirteen weeks ended December 27, 1998 and the three months ended December 31, 1997. Lower market interest rates were offset by a reduction in interest income earned on smaller escrow fund balances.

         Income tax benefit decreased $0.2 million, or 5.3%, to $4.9 million in the thirteen weeks ended December 27, 1998 compared to $5.1 million in the three months ended December 31, 1997. The effective tax rate for the thirteen weeks ended December 27, 1998 and the three months ended December 31, 1997 was 40.0%.

         Cumulative effect of change in accounting principle was an expense recorded in the three months ended December 31, 1997 to write-off previously capitalized reengineering costs.

         Net loss decreased $1.9 million, or 20.9%, to $7.3 million in the thirteen weeks ended December 27, 1998 compared to $9.2 million in the three months ended December 31, 1997 due to the reasons described above.


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

         Net cash provided by operating activities in the thirteen weeks ended December 27, 1998 was $12.4 million compared to $0.7 million in the three months ended December 31, 1997. This increase is primarily due to the Company's efforts to reduce inventory balances as well as cash expended on nonrecurring charges and bonus payouts in Fiscal Year 1998. These increases is cash were offset in part by higher accounts receivable balances in Fiscal Year 1999.

         Working capital decreased $7.7 million to $98.4 million at December 27, 1998 from $106.1 million at September 27, 1998. This decrease consisted primarily of a $13.6 million decrease in inventories partially offset by (i) a $9.2 million decrease in accounts payable due to seasonal fluctuations in raw materials purchases and inventory needs, (ii) a $3.2 million decrease in accounts receivable due to seasonal flucuations in sales, (iii) a $3.6 million increase in other current liabilities due to interest accruals, and (iv) a $1.9 million increase in escrow funds from asset sales.

         Capital expenditures for the thirteen weeks ended December 27, 1998 were $9.8 million compared to $7.1 million in the three months ended December 31, 1997. Capital expenditures in the thirteen weeks ended December 27, 1998 included $5.5 million for new production equipment with the remaining consisting primarily of routine capital improvements. Funding for such capital expenditures was provided by funds held in escrow from the sale of the Riverside, CA manufacturing facility in Fiscal Year 1998 and other equipment sales. During the current fiscal period, the Company has and will continue to rely principally on proceeds from the sale of property, plant and equipment to fund capital expenditures. As of December 27, 1998, the Company had $7.3 million of such proceeds held in escrow (see Note 2 of the Notes to Consolidated Financial Statements). The Company does not anticipate any material capital expenditures in the next twelve months other than those funded through asset sales.

         The Company has a revolving credit facility, as amended, in an amount of up to $135.0 million, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on September 30, 2000 and as of December 27, 1998, $11.9 million was available. Borrowings under the U.S. Credit Facility bear interest, at Sweetheart's election, at a rate equal to (i) LIBOR plus 2.25% or (ii) a bank's base rate plus 1.00%, plus certain other fees. The U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the net proceeds on the sale of any of the foregoing.

         Lily Canada has a term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and a revolving credit facility of up to Cdn $10.0 million (the "Canadian Credit Facility"). Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit borrowings and term loan borrowings have a final maturity date of June 15, 2001. As of December 27, 1998, Cdn $1.7 million (approximately $1.1 million) was available under such facility. The Canadian Credit Facility is secured by all the existing and after acquired real and personal, tangible assets of Lily Canada and the net proceeds on the sale of any of the foregoing. Borrowings bear interest at an index rate of 2.25% with respect to the revolving credit borrowings, and an index rate of 2.50% with respect to the term loan borrowings.

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

         In January 1999, the Company was notified that the United States Supreme Court had denied plantiffs' petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court has decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. The Company is in the process of determining the timing and amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. The Company expects to fund such payments within the next nine months. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments will have a material adverse effect on the Company and its financial condition.

         Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, including termination liabilities under the Plan, planned capital expenditures and debt service requirements through September 30, 1999.

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

         The Company has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems, and application systems. The Company has completed its hardware and operating systems conversion. With respect to the application phase, the Company is compliant in its planning, order management and warehousing systems. Manufacturing systems are in final testing and are expected to be compliant by April 1999. Financial, corporate and in-house developed systems are scheduled for compliance by July 1999. The Company has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. The Company has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event the Company is unable to meet certain key operational dates, it believes its already compliant Year 2000 systems for planning, order management and warehouse management, together with its manual systems, would allow the Company to ship products to customers and engage in other critical business functions.

         The Company estimates the cost of its Year 2000 program to be $2.7 million, of which $2.0 million had been spent through December 27, 1998, of which $0.8 million was spent in the thirteen weeks ended December 27, 1998. Future expenditures will be funded from cash flow from operations or borrowings under credit facilities. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.


Net Operating Loss Carryforwards

         As of September 27, 1998, the Company had approximately $202 million of net operating loss ("NOL") carryforwards for federal income tax purposes which expire at various dates through 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance future taxable income will be generated to utilize such NOLs.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084.


Item 5.  OTHER INFORMATION

         On January 5, 1999, Lawrence W. Ward, Jr. resigned as a member of the Board of Directors.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits:

         27.0 Financial Data Schedule

         (b) Reports on Form 8-K:

         A report on Form 8-K was filed on October 30, 1998 under item 8 for the change in the Company's fiscal year-end.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                  SWEETHEART HOLDINGS INC.
                                  (registrant)

Date:  February 9, 1999            By:  /s/ Hans H. Heinsen
                                        -------------------
                                   Hans H. Heinsen
                                   Senior Vice President - Finance and
                                   Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)