Form 10-Q
period 1999-03-28
SWEETHEART HOLDINGS INC \DE\
filed 1999-05-11
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934 for the
                             Twenty-six Weeks Ended
                                 March 28, 1999

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

Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock as of May 11, 1999:
Sweetheart  Holdings  Inc.  Class A Common  Stock,  $0.01 par value -  1,046,000 shares
Sweetheart  Holdings  Inc.  Class B Common  Stock,  $0.01 par value -  4,393,200 shares



* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.






================================================================================

                                          PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                                     SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                     -----------------------------------------
                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                         (In thousands, except share data)
                                         ---------------------------------


                                                                              (Unaudited)
                                                                               March 28,            September 27,
                                                                                  1999                  1998
                                                                            -----------------      ----------------

                                     Assets
                                     ------
      Current assets:
         Cash and cash equivalents                                             $    2,960             $    1,367
         Cash in escrow                                                             1,594                  5,464
         Receivables, less allowances of $1,778 and $1,817, respectively           87,895                 85,248
         Inventories                                                              131,102                133,065
         Deferred income taxes                                                     11,506                 11,506
         Spare parts                                                               18,765                 19,278
                                                                                ---------              ---------
           Total current assets                                                   253,822                255,928

         Property, plant and equipment, net                                       343,627                355,224

      Deferred income taxes                                                        48,581                 41,395
      Other assets                                                                 12,145                 13,079
                                                                                ---------              ---------

                  Total assets                                                 $  658,175             $  665,626
                                                                               ==========             ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
      Current liabilities:
         Accounts payable                                                      $   74,447             $   66,205
         Accrued payroll and related costs                                         43,621                 39,324
         Other current liabilities                                                 36,387                 40,866
         Current portion of long-term debt                                          3,444                  3,445
                                                                                ---------              ---------

                  Total current liabilities                                       157,899                149,840
                                                                                ---------              ---------

      Long-term debt                                                              416,370                422,438
      Other liabilities                                                            76,271                 74,365

      Shareholders' equity:
         Class A Common stock -- Par value $.01 per share; 1,100,000
           shares authorized; 1,046,000 shares issued and outstanding                  10                     10
         Class B Common stock - Par value $.01 per share; 4,600,000
           shares authorized; 4,393,200 shares issued and outstanding                  44                     44
         Additional paid-in capital                                               101,090                101,090
         Accumulated deficit                                                      (88,149)               (75,670)
         Accumulated other comprehensive loss                                      (5,360)                (6,491)
                                                                                ---------              ---------

                  Total shareholders' equity                                        7,635                 18,983
                                                                                ---------              ---------

           Total liabilities and shareholders' equity                          $  658,175             $  665,626
                                                                               ==========             ==========



              See accompanying notes to consolidated financial statements.

                                     SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                     -----------------------------------------
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                          AND COMPREHENSIVE INCOME (LOSS)
                                          -------------------------------
                                                    (Unaudited)
                                                  (In thousands)





                                                             For the                            For the
                                                            Thirteen          For the         Twenty-six         For the
                                                           weeks ended        Quarter         weeks ended       Six months
                                                            March 28,          ended           March 28,          ended
                                                              1999           March 31,           1999           March 31,
                                                                               1998                                1998
                                                          -------------------------------    -------------------------------

Net sales                                                 $  195,389       $  191,216        $    399,298      $    393,168
Cost of sales                                                176,402          185,959             365,853           373,965
                                                          ----------       ----------        ------------      ------------

Gross profit                                                  18,987            5,257              33,445            19,203

Selling, general and administrative expenses                  17,278           19,022              33,281            38,124
Other expense (income), net                                       32            9,389                (181)            6,277

Asset impairment expense                                           -            5,000                   -             5,000

Restructuring charges                                              -            5,527                   -             5,527
                                                          ----------       ----------        ------------      ------------

     Operating income (loss)                                   1,677          (33,681)                345           (35,725)

Interest expense, net                                         10,330           10,719              21,143            21,498
                                                          ----------       ----------        ------------      ------------


     Loss before income tax benefit and cumulative
         effect of change in
         accounting principle                                 (8,653)         (44,400)            (20,798)          (57,223)

Income tax benefit                                            (3,461)         (17,759)             (8,319)          (22,887)
                                                          ----------       ----------        ------------      ------------

     Loss before cumulative effect of change
         accounting principle                                 (5,192)         (26,641)            (12,479)          (34,336)

Cumulative effect of change in accounting principle
     (net of income taxes of $1,007)                               -                -                   -            (1,511)
                                                          ----------       ----------        ------------      ------------
     Net loss                                                 (5,192)         (26,641)            (12,479)          (35,847)
                                                          ----------       ----------        ------------      ------------

Other comprehensive income (loss), net
of tax:
        Foreign currency translation adjustment                  252               86                 (11)             (333)
        Minimum pension liability adjustment (net
          of income taxes of ($268) and $1,029,
          respectively)                                         (402)               -               1,142                 -
                                                          ----------       ----------        ------------      ------------

Other comprehensive income (loss)                               (150)              86               1,131              (333)
                                                          ----------       ----------        ------------      ------------

         Comprehensive loss                               $   (5,342)      $  (26,555)       $    (11,348)     $    (36,180)
                                                          ==========       ==========        ============      ============



              See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                    -----------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)
                                 (In thousands)


                                                                        For the               For the
                                                                      Twenty-six            Six months
                                                                      weeks ended              ended
                                                                       March 28,             March 31,
                                                                         1999                  1998
                                                                   ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                         $ (12,479)          $    (35,847)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                     23,878                 22,988
       Deferred income tax credit                                        (8,319)               (22,887)
       Gain on sale of assets                                              (407)                (4,245)
       Cumulative effect of change in accounting principle, net               -                  1,511
       Asset impairment expense                                               -                  5,000
      Changes in operating assets and liabilities:
       Receivables                                                       (2,647)                 6,290
       Inventories                                                        1,963                  1,254
       Accounts payable                                                   8,242                 11,183
       Other, net                                                         5,449                 (3,789)
                                                                      ---------             ----------
             Net cash provided by (used in) operating activities         15,680                (18,542)
                                                                      ---------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                         (19,242)               (20,317)
     Proceeds from sale of bakery                                             -                 14,718
     Proceeds from sale of property, plant and equipment                  7,247                    889
                                                                      ---------             ----------
             Net cash used in investing activities                      (11,995)                (4,710)
                                                                      ---------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under revolving credit
          facilities                                                     (5,514)                52,554
     Repayment of debt                                                     (448)               (60,000)
     Decrease in restricted cash                                              -                 29,016
     Decrease in cash in escrow                                           3,870                  3,037
     Payments of financing fees                                               -                 (1,117)
     Other                                                                    -                    371
                                                                      ---------             ----------
             Net cash (used in) provided by financing activities         (2,092)                23,861
                                                                      ----------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,593                   609

CASH AND CASH EQUIVALENTS, beginning of period                            1,367                 2,650
                                                                      ---------             ---------

CASH AND CASH EQUIVALENTS, end of period                              $   2,960             $   3,259
                                                                      =========             =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                $  20,251             $  19,370
                                                                      =========             =========

         Income taxes paid                                            $      82             $     307
                                                                      =========             =========



              See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                    -----------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of Sweetheart Holdings Inc. and subsidiaries (the "Company") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 27, 1998. Certain amounts for the prior period have been reclassified to conform with current period presentation.


(2)  CASH IN ESCROW

         Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the Bond Indentures, and is held in escrow with the trustee until utilized.


(3)   INVENTORIES

         The components of inventories were as follows (in thousands):


                                                        (Unaudited)
                                                           March 28,               September 27,
                                                             1999                       1998
                                                       ------------------         -----------------

Raw materials and supplies                               $   28,839                  $   32,938
Finished goods                                               94,046                      91,666
Work in progress                                              8,217                       8,461
                                                          ---------                  ----------

                                                          $ 131,102                  $  133,065
                                                          =========                  ==========


(4)  OTHER CURRENT LIABILITIES

         The balance of other current liabilities as of September 27, 1998 included $1.6 million of restructuring reserves primarily for severance in connection with headcount reductions made in the quarter ended March 31, 1998. Of such balance, $1.1 million was paid during the twenty-six weeks ended March 28, 1999 and the remaining $0.5 million will be paid within the next six months. The Company considers its restructuring plan to be substantially complete.


(5)  RELATED PARTY TRANSACTIONS

         In December 1998, the Company sold certain of its paper plate manufacturing assets to The Fonda Group, Inc. ("Fonda"), an affiliate, for $2.4 million. In February 1999, the Company entered into a five year operating lease with Fonda, whereby the Company leases certain paper cup manufacturing assets from Fonda, resulting in equal monthly payments totaling $0.2 million per year. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. The Company believes that the terms on which it sold such assets to Fonda or leases such assets from Fonda are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

         The Company adopted the comprehensive income statement format required by Financial Accounting Standards Board statement No. 130, Reporting Comprehensive Income effective with its first fiscal quarter, and has restated all prior periods presented. The components of accumulated other comprehensive loss are as follows (in thousands):


                                                         (Unaudited)
                                                           March 28,                September 27,
                                                             1999                        1998
                                                       ------------------         ------------------

Foreign currency translation adjustment                   $    (1,580)                $   (1,569)
Minimum pension liability adjustment                           (3,780)                    (4,922)
                                                          -----------                -----------

     Accumulated other comprehensive loss                 $    (5,360)                $   (6,491)
                                                          ===========                ===========



(7)  COMMITMENTS AND CONTINGENCIES

         On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court has decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. The Company is in the process of determining the amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. The Company expects to fund such payments within the next six months. On April 27, 1999, the Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees. Management is currently reviewing these motions to determine what effect, if any, they may have on the payments referred to above. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.

         A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. The Company filed an Answer to the Complaint denying liability and asserting various defenses to the claims. Discovery proceedings are in progress. In the opinion of management, the ultimate liability, if any, will not have a material adverse affect on the Company's financial position or results of operations.

(8)   SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

         The Company is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Company. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands, certain prior period amounts have been reclassified to conform to current period presentation):


                                          (Unaudited)
                                         March 28, 1999          September 27, 1998
                                      ---------------------     ----------------------

Current assets                                 $255,323                  $257,399
Noncurrent assets                               406,961                   424,017
Current liabilities                             120,059                   123,625
Noncurrent liabilities                          556,715                   560,446


                                                                       (Unaudited)
                                     --------------------------------------------------------------------------------------
                                     For the Thirteen       For the Quarter      For the Twenty-six         For the Six
                                        weeks ended              ended            weeks ended March        months ended
                                      March 28, 1999        March 31, 1998            28, 1999            March 31, 1998
                                     ------------------    ------------------    --------------------    ------------------

Net sales                                $195,389              $191,216               $399,298                $393,168
Gross profit                               13,418                  (549)                22,471                   7,722
Net loss before cumulative
    effect of change in accounting
    principle                              (5,454)              (22,951)               (12,966)                (31,717)
Net loss                                   (5,454)              (22,951)               (12,966)                (33,124)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current expectations of management and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance or achievements of the Company to be materially different from those anticipated in these forward-looking statements. Such risks and uncertainties include, but are not limited to, the highly competitive nature of the industry, raw material costs and fluctuations in demand for the Company's products, due in part to general economic and business conditions. For additional information see the Company's annual report on Form 10-K for the most recent fiscal year.

General

         The Company sells its products to two principal customer groups: foodservice and food packaging. Foodservice customers purchase disposable hot and cold drink cups, lids, food containers, plates, bowls and cutlery. These products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. Food packaging customers purchases include primarily paper and plastic containers for the dairy and food processing industries. Food packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants.

         The price of the Company's primary raw materials, including SBS paperboard and plastic resin, historically fluctuate. These fluctuations are generally passed on to the Company's customers through price increases or reductions. However, in the short term, the Company is at risk of margin erosion. The severity of such margin erosion depends on various factors including inventory levels at the time of a price change, the timing and frequency of such price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes.

         The Company's business is seasonal as away from home consumption of disposable products increases in the late spring and summer. This results in disproportionately higher net income in the last six months of the fiscal year as cost absorption improves resulting from a more profitable sales and production mix.


Thirteen Weeks Ended March 28, 1999 Compared to Three Months Ended March 31, 1998 (Unaudited)

         Net sales increased $4.2 million, or 2.2%, to $195.4 million for the thirteen weeks ended March 28, 1999 compared to $191.2 million for the three months ended March 31, 1998. Domestic net sales increased by $3.3 million, or 1.9%, reflecting a 3.3% increase in domestic sales volume which is partially offset by a 1.4% decrease in realized domestic sales price. The decrease in average realized sales price reflects a shift in sales mix to lower priced products which was partially offset by price increases in selected product lines. Foodservice sales volume increased 4.2% primarily as a result of the Company's focus on revenue growth with key customers. Food packaging sales volume decreased 2.7%, primarily due to decreases in demand by large accounts in the food packaging customer base due to market conditions. Canadian sales increased 7.0% from the prior comparable period due primarily to increased sales volume from the introduction of new products.

           Gross profit increased $13.7 million, or 261.2% to $19.0 million for the thirteen weeks ended March 28, 1999 compared to $5.3 million for the three months ended March 31, 1998. As a percentage to net sales, gross profit increased to 9.7% for the thirteen weeks ended March 28, 1999 from 2.7% for the three months ended March 31, 1998. This improvement is attributable to increased sales volumes and the cost reduction initiatives implemented by the Company in the latter part of fiscal year ending September 27, 1998 ("Fiscal Year 1998"), which has resulted in improved manufacturing efficiencies.

           Selling, general and administrative expenses decreased $1.7 million, or 9.2%, to $17.3 million in the thirteen weeks ended March 28, 1999 compared to $19.0 million in the three months ended March 31, 1998. This decrease is due primarily to cost savings associated with headcount reductions made in the second quarter of Fiscal Year 1998.

         Other expense, net included $9.4 million in the three months ended March 31, 1998, to recognize certain one-time charges. These charges consisted primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives. These expenses were paid during Fiscal Year 1998.

         Asset impairment expense of $5.0 million was recognized in the three months ended March 31, 1998. In March 1998, the Company decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines and wrote down the assets to their fair market value.

         Restructuring charges of $5.5 million were recognized in the three months ended March 31, 1998. In March 1998, the Company reduced its workforce and recognized charges for severance and related costs.

         Operating income (loss) increased $35.4 million, to income of $1.7 million in the thirteen weeks ended March 28, 1999 compared to a loss of $33.7 million in the three months ended March 31, 1998 due to the reasons described above.

         Interest expense, net decreased $0.4 million, to $10.3 million in the thirteen weeks ended March 28, 1999 compared to $10.7 million in the three months ended March 31, 1998. This decrease is attributable to lower market interest rates on lower outstanding balances under the Company's U. S. Credit Facility, which was offset by a reduction in interest income earned on escrow fund balances.

         Income tax benefit decreased $14.3 million, to $3.5 million in the thirteen weeks ended March 28, 1999 compared to $17.8 million in the three months ended March 31, 1998. The effective tax rate for the thirteen weeks ended March 28, 1999 and the three months ended March 31, 1998 was 40%.

                  Net loss decreased $21.4 million, to $5.2 million in the thirteen weeks ended March 28, 1999 compared to $26.6 million in the three months ended March 31, 1998 due to the reasons described above.


Twenty-six Weeks Ended March 28, 1999 Compared to Six Months Ended March 31, 1998 (Unaudited)

         Net sales increased $6.1 million, or 1.6%, to $399.3 million for the twenty-six weeks ended March 28, 1999 compared to $393.2 million for the six months ended March 31, 1998. Excluding the $3.0 million decrease in sales from the December 1997 sale of the bakery business, net sales increased by $9.1 million, or 2.3%, reflecting a 3.4% increase in domestic sales volume which was partially offset by a 1.0% decrease in realized domestic sales price. The decrease in average realized sales price reflects a shift in sales mix to lower priced products which was partially offset by price increases in selected product lines. Foodservice sales volume increased 3.9% while food packaging sales volume decreased 0.4%. Foodservice sales volume has been positively impacted by the Company's focus on revenue growth with key customers. Canadian sales increased 2.3% from the prior comparable period due primarily to increased sales volume from the introduction of new products.

           Gross profit increased $14.2 million, or 74.2%, to $33.4 million for the twenty-six weeks ended March 28, 1999 compared to $19.2 million for the six months ended March 31, 1998. As a percentage to net sales, gross profit increased to 8.4% for the twenty-six weeks ended March 28, 1999 from 4.9% for the six months ended March 31, 1998. This improvement is attributable to increased sales volumes and the cost reduction initiatives implemented by the Company in the latter part of Fiscal Year 1998, which has resulted in improved manufacturing efficiencies.

         Selling, general and administrative expenses decreased $4.8 million, or 12.7%, to $33.3 million for the twenty-six weeks ended March 28, 1999 compared to $38.1 million for the six months ended March 31, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 8.3% for the twenty-six weeks ended March 28, 1999 from 9.7% for the six months ended March 31, 1998. This decrease is due primarily to cost savings associated with headcount reductions made in the second quarter of Fiscal Year 1998.

         Other expense, net was $6.3 million in the six months ended March 31, 1998. In the quarter ended March 31, 1998, the Company recognized one time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives. These expenses were offset partially by a gain of $3.3 million on the sale of the bakery business.

         Asset impairment expense of $5.0 million was recognized in the quarter ended March 31, 1998. In March 1998, the Company decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines and wrote down the assets to their fair market value.

         Restructuring charges of $5.5 million were recognized in the quarter ended March 31, 1998. In March 1998, the Company reduced its workforce and recognized charges for severance and related costs.

           Operating income(loss) increased $36.1 million, to $0.3 million of income for the twenty-six weeks ended March 28, 1999 compared to a net loss of $35.7 million for the six months ended March 31, 1998 due to the reasons described above.

         Interest expense, net decreased $0.4 million, to $21.1 million for the twenty-six weeks ended March 28, 1999 compared to $21.5 million for the six months ended March 31, 1998. This decrease is attributable to lower market interest rates on lower outstanding balances under the Company's U. S. Credit Facility, which was offset by a reduction in interest income earned on escrow fund balances.

           Income tax benefit decreased $14.6 million, to $8.3 million for the twenty-six weeks ended March 28, 1999 compared to $22.9 million for the six months ended March 31, 1998. The effective tax rate for the thirteen weeks ended March 28, 1999 and the three months ended March 31, 1998 was 40%.

         Cumulative effect of change in accounting principle totaling $1.5 million was expensed in the three months ended December 31, 1997 to write-off previously capitalized reengineering costs.

           Net loss decreased $23.4 million, to $12.5 million for the twenty-six weeks ended March 28, 1999 compared to $35.8 million for the six months ended March 31, 1998, due to the reasons described above.


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

         Net cash provided by operating activities was $15.7 million, in the twenty-six weeks ended March 28, 1999, compared to a use of $18.5 million in the six months ended March 31, 1998. This is primarily due to the Company's improved operating performance, and a reduction in cash expended on non-recurring charges and bonus payments in Fiscal Year 1998. This improvement was partially offset by an increase in accounts receivable due to higher sales.

         Working capital decreased $10.2 million, or 9.6%, to $95.9 million at March 28, 1999 compared to $106.1 million at September 27, 1998. This decrease consisted primarily of (i) a $8.2 million increase in accounts payable due to fluctuations in raw materials purchases as a result of the Company's seasonality and inventory needs, (ii) a $4.3 million increase in accrued payroll and related costs due to accruals for employee benefits and, (iii) a $3.9 million decrease in cash held in escrow. These decreases in working capital were partially offset by a $4.5 million decrease in other current liabilities due to the payment of restructuring accruals.

         Capital expenditures for the twenty-six weeks ended March 28, 1999 were $19.2 million compared to $20.3 million for the six months ended March 31, 1998. Capital expenditures in the twenty-six weeks ended March 28, 1999 included $11.6 million for new production equipment, $4.4 million spent at the Canadian subsidiary, with the remaining consisting primarily of routine capital improvements. Funding for such capital expenditures was provided by funds held in escrow from the sale of the Riverside, CA manufacturing facility in Fiscal Year 1998 and other equipment sales. During the current fiscal period, the Company has and will continue to rely principally on proceeds from the sale of property, plant and equipment to fund capital expenditures. As of March 28, 1999, the Company had $1.6 million of such proceeds held in escrow (see Note 2 of the Notes to Consolidated Financial Statements). The Company does not anticipate any material capital expenditures in the next twelve months other than those funded through asset sales.

         The Company's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "U.S. Credit Facility"). As of March 28, 1999, $12.5 million was available. Borrowings under the U.S. Credit Facility bear interest, at the Company's election, at a rate equal to LIBOR plus 2.25% or a bank's base rate plus 1.00%. The Company's Canadian subsidiary has a term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and revolving credit facility of up to Cdn $10.0 million (the "Canadian Credit Facility"). As of March 28, 1999, Cdn $2.8 million (approximately $1.9 million) was available under such facility. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

         The Company's Senior Secured Notes and the U.S. Credit Facility mature in September 2000, and August 2000, respectively. Although the Company's intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         In January 1999, the Company was notified that the United States Supreme Court had denied plaintiffs' petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court has decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. The Company is in the process of determining the amount of total payouts for which the Plan is liable. The initial estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. The Company expects to fund such payments within the next six months. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments could have a material adverse effect on the Company and its financial condition. On April 27, 1999, the Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees. Management is currently reviewing these motions to determine what effect, if any, they may have on the payments referred to above.

         Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, including termination liabilities under the Plan, planned capital expenditures and debt service requirements through March 29, 2000.


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

         The Company has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems, and application systems. The Company has completed its hardware and operating systems conversion. With respect to the application phase, the Company is compliant in its planning, order management, manufacturing, and warehousing systems. Financial, corporate and in-house developed systems are scheduled for compliance by July 1999. The Company has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. The Company has or is in the process of contacting key vendors and business partners, to ensure that key business transactions will be Year 2000 compliant. Furthermore, in the event the Company is unable to meet certain key operational dates, it believes its already compliant Year 2000 systems for planning, order management, manufacturing, and warehouse management, together with its manual systems, would allow the Company to ship products to customers and engage in other critical business functions.

         The Company estimates the cost of its Year 2000 program to be $2.7 million, of which $2.2 million has been spent through March 28, 1999, including $1.0 million in the twenty-six weeks then ended. Future expenditures will be funded from cash flow from operations or borrowings under credit facilities. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.


Net Operating Loss Carryforwards

           As of September 27, 1998, the Company had approximately $202 million of net operating loss carryforwards ("NOLs") for federal income tax purposes which expire at various dates through 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize the NOLs.

                           PART II - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

              On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. On April 27, 1999, the Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees.


Item 5.       OTHER INFORMATION

              On January 5, 1999, Lawrence W. Ward, Jr. resigned as a member of the Board of Directors.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


               (a)  Exhibits:

                  27.0  Financial Data Schedule

              (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended March 28, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                   SWEETHEART HOLDINGS INC.
                                   (registrant)

Date:  May 11, 1999                  By:  /s/ Hans H. Heinsen
     --------------                       -------------------
                                     Hans H. Heinsen
                                     Senior Vice President - Finance and
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)