Form 10-Q
period 1999-06-27
SWEETHEART HOLDINGS INC \DE\
filed 1999-08-11
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Thirty-nine Weeks Ended
                                 June 27, 1999

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

Yes [X] No [   ]

The number of shares outstanding of the Registrant's common stock as of
  August 11, 1999:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value - 1,046,000 shares
Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value - 4,393,200 shares

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
                        (In thousands, except share data)

                                                                               (Unaudited)
                                                                                June 27,            September 27,
                                                                                  1999                  1998
                                                                            ------------------     ----------------
                                     Assets
      Current assets:
         Cash and cash equivalents                                             $    2,440             $    1,367
         Cash in escrow                                                             1,622                  5,464
         Receivables, less allowances of $1,894 and $1,817, respectively
                                                                                   97,386                 85,248
         Inventories                                                              133,939                133,065
         Deferred income taxes                                                     11,506                 11,506
         Spare parts                                                               18,224                 19,278
                                                                                ---------              ---------
           Total current assets                                                   265,117                255,928

      Property, plant and equipment, net                                          337,490                355,224

      Deferred income taxes                                                        45,096                 41,395
      Other assets                                                                 10,891                 13,079
                                                                                ---------              ---------
                  Total assets                                                 $  658,594             $  665,626
                                                                               ==========             ==========

                      Liabilities and Shareholders' Equity Current liabilities:
         Accounts payable                                                      $   72,216             $   66,205
         Accrued payroll and related costs                                         43,725                 39,324
         Other current liabilities                                                 46,036                 40,866
         Current portion of long-term debt                                            974                  3,445
                                                                                ---------              ---------
                  Total current liabilities                                       162,951                149,840
                                                                                ---------              ---------

      Long-term debt                                                              407,573                422,438
      Other liabilities                                                            75,022                 74,365

      Shareholders' equity:
         Class A Common stock -- Par value $.01 per share; 1,100,000
           shares authorized; 1,046,000 shares issued and outstanding                  10                     10
         Class B Common stock - Par value $.01 per share; 4,600,000
           shares authorized; 4,393,200 shares issued and outstanding                  44                     44
         Additional paid-in capital                                               101,090                101,090
         Accumulated deficit                                                      (83,814)               (75,670)
         Accumulated other comprehensive loss                                      (4,282)                (6,491)
                                                                                ---------              ---------
                  Total shareholders' equity                                       13,048                 18,983
                                                                                ---------              ---------
           Total liabilities and shareholders' equity                          $  658,594             $  665,626
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

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                              For the           For the            For the             For the
                                                             Thirteen           Quarter          Thirty-nine         Nine months
                                                            weeks ended          ended           weeks ended            ended
                                                             June 27,           June 30,          June 27,            June 30,
                                                               1999               1998              1999                1998
                                                               ----               ----              ----                ----
Net sales                                                   $ 234,290           $ 233,792          $ 633,588           $ 626,960
Cost of sales                                                 200,613             214,856            566,466             588,821
                                                           ----------          ----------       ------------        ------------
Gross profit                                                   33,677              18,936            67,122              38,139

Selling, general and administrative expenses                   16,218              16,010            49,499              54,134
Other (income) expense, net                                      (200)                (94)             (381)              6,183
Asset impairment expense                                            -                   -                 -               5,000
Restructuring charges                                               -                   -                 -               5,527
                                                          -----------         -----------      ------------        ------------
     Operating income (loss)                                   17,659               3,020            18,004             (32,705)

Interest expense, net                                          10,433              10,942            31,576              32,440
                                                          -----------         -----------      ------------        ------------

     Income (loss) before income tax benefit and
         cumulative effect of change in
         accounting principle                                   7,226              (7,922)          (13,572)            (65,145)

Income tax expense (benefit)                                    2,891              (3,168)           (5,428)            (26,055)
                                                          -----------         ------------     -------------       -------------
     Income (loss) before cumulative effect of
         change accounting principle                            4,335              (4,754)           (8,144)            (39,090)

Cumulative effect of change in accounting principle
     (net of income taxes of $1,007)                                -                   -                 -              (1,511)
                                                          -----------         -----------      ------------        ------------
     Net income (loss)                                          4,335              (4,754)           (8,144)            (40,601)
                                                          -----------         ------------     ------------        ------------

Other comprehensive income          (loss), net
of tax:
        Foreign currency translation adjustment                   323                (383)              312                (716)
        Minimum pension liability adjustment (net
                of income taxes of $503 and $1,264
                respectively)                                     755                   -             1,897                   -
                                                          -----------         -----------      ------------        ------------
Other comprehensive income          (loss)                      1,078                (383)            2,209                (716)
                                                          -----------         ------------     ------------        -------------
         Comprehensive income (loss)                      $     5,413         $    (5,137)         $ (5,935)          $ (41,317)
                                                          ===========         ============     ============        =============


          See accompanying notes to consolidated financial statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        For the               For the
                                                                      Thirty-nine           Nine months
                                                                      weeks ended              ended
                                                                       June 27,              June 30,
                                                                         1999                  1998
                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $  (8,144)          $   (40,601)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                     35,966                34,364
       Deferred income tax credit                                        (5,428)              (26,055)
       Gain on sale of assets                                              (437)               (4,245)
       Cumulative effect of change in accounting principle, net               -                 1,511
       Asset impairment expense                                               -                 5,000
      Changes in operating assets and liabilities:
       Receivables                                                      (12,138)               (4,990)
       Inventories                                                         (874)                8,587
       Accounts payable and accrued expenses                             15,691                20,130
       Other                                                              7,698                (7,544)
                                                                      ---------             ----------
         Net cash provided by (used in) operating activities             32,334               (13,843)
                                                                      ---------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                         (26,019)              (26,144)
     Proceeds from sale of bakery                                             -                14,718
     Proceeds from sale of property, plant and equipment                  8,174                   889
                                                                      ---------             ---------
         Net cash used in investing activities                          (17,845)              (10,537)
                                                                      ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under revolving credit
          facilities                                                    (12,587)               50,009
     Repayment of debt                                                   (4,671)              (58,562)
     Decrease in restricted cash                                              -                29,016
     Decrease in cash in escrow                                           3,842                 6,504
     Payments of financing fees                                               -                (1,372)
     Other                                                                    -                   371
                                                                      ---------             ---------
         Net cash provided by (used in) financing activities            (13,416)               25,966
                                                                      ----------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,073                 1,586

CASH AND CASH EQUIVALENTS, beginning of period                            1,367                 2,650
                                                                      ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                              $   2,440             $   4,236
                                                                      =========             =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                $  22,735             $  22,241
                                                                      =========             =========
         Income taxes paid                                            $      83             $     459
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


(2)  CASH IN ESCROW

           Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures in accordance with the covenants set forth in the Company's debt instruments, and is held in escrow with the trustee until utilized.


(3)        INVENTORIES

           The components of inventories were as follows (in thousands):

                                    (Unaudited)
                                       June 27,              September 27,
                                         1999                     1998
                                    -----------              ------------
Raw materials and supplies          $    30,231              $     32,938
Finished goods                           95,508                    91,666
Work in progress                          8,200                     8,461
                                    -----------              ------------
                                    $   133,939              $    133,065
                                    ===========              ============


(4)  OTHER CURRENT LIABILITIES

           The balance of other current liabilities as of September 27, 1998 included $1.6 million of restructuring reserves, primarily for severance in connection with headcount reductions made in the quarter ended March 31, 1998. Of such balance, $1.1 million was paid during the thirty-nine weeks ended June 27, 1999 and the remaining $0.5 million will be paid within the next three months. The Company considers its restructuring plan to be substantially complete.


(5)  RELATED PARTY TRANSACTIONS

           In December 1998, the Company sold certain of its paper plate manufacturing assets to The Fonda Group, Inc. ("Fonda"), an affiliate, for $2.4 million. In February 1999, the Company entered into a five year operating lease with Fonda, whereby the Company leases certain paper cup manufacturing assets from Fonda, resulting in equal monthly payments totaling $0.2 million per year. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms. During the thirty-nine weeks ended June 27, 1999, the Company sold $4.0 million of cups to Fonda, and purchased

$1.4 million of paper plates from Fonda. The Company believes that the terms on which it (i) sold such assets to Fonda, (ii) leases such assets from Fonda, and
(iii) sold and purchased such products are at least as favorable as those it could have obtained from unrelated third parties and were negotiated on an arm's length basis.


(6)  ACCUMULATED OTHER COMPREHENSIVE LOSS

           The Company adopted the comprehensive income statement format required by Financial Accounting Standards Board statement No. 130, Reporting Comprehensive Income effective with its first fiscal quarter, and has restated all prior periods presented. The components of accumulated other comprehensive loss are as follows (in thousands):

                                                         (Unaudited) June            September 27, 1998
                                                             27, 1999
                                                        --------------------        ---------------------
Foreign currency translation adjustment                       $(1,257)                     $(1,569)
Minimum pension liability adjustment                           (3,025)                      (4,922)
                                                        --------------------        ---------------------
       Accumulated other comprehensive loss                   $(4,282)                     $(6,491)
                                                        ====================        =====================


(7)  COMMITMENTS AND CONTINGENCIES

           On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. The Company is in the process of determining the amount of total payouts for which the Plan is liable. The Company's estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. The Company expects to fund such payments within the next three months. On April 27, 1999, the Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees. On June 17, 1999, the court deferred these motions, and ordered discovery in connection therewith. Discovery is expected to be completed by the end of October 1999. See Item 2 -
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

           A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. On May 17, 1999, the Company filed a motion for summary judgment on all claims. In the opinion of management, the ultimate liability, if any, will not have a material adverse affect on the Company's financial position or results of operations.

           On  July  13,   1999,   the  Company   received  a  letter  from  the
Environmental Protection Agency (the "EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore, Maryland. The Company has no reason to believe that the final outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations. However, no assurance can be given about its ultimate effect on the Company, if any, given the early stage of this investigation.

(8)  SWEETHEART CUP COMPANY INC. SUMMARIZED FINANCIAL INFORMATION

           The Company is the guarantor of the 9 5/8% Senior Secured Notes due September 2000 and the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Company. Summarized financial information for Sweetheart Cup Company Inc. is presented as follows (in thousands, certain prior period amounts have been reclassified to conform to current period presentation):


                              (Unaudited)
                             June 27, 1999               September 27, 1998
                        -------------------------     --------------------------

Current assets                   $266,621                      $257,399
Noncurrent assets                 403,267                       424,017
Current liabilities               138,232                       123,625
Noncurrent liabilities            541,035                       560,446


                                                                              (Unaudited)
                                         ------------------    ---------------   --------------------  ---------------------
                                           For the Thirteen    For the Quarter   For the Thirty-nine    For the Nine months
                                           weeks ended June         ended        weeks ended June 27,    ended June 30, 1998
                                               27, 1999         June 30, 1998         1999
                                         ------------------    ---------------   --------------------   -------------------
Net sales                                      $234,290          $233,792            $633,588               $626,960
Gross profit                                     28,009            13,043              50,480                 20,765
Net income (loss) before cumulative
effect of change in accounting principle
                                                  4,031            (9,205)             (8,935)               (40,922)
Net income (loss)                                 4,031            (9,205)             (8,935)               (42,329)

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

General

           The Company sells its products to two principal customer groups: foodservice and food packaging. Foodservice customers purchase disposable hot and cold drink cups, lids, food containers, plates, bowls and cutlery. These products are sold directly and through distributors to fast food chains, full service restaurants, hospitals, airlines, theaters and other institutional customers. Food packaging customers' purchases include primarily paper and plastic containers for the dairy and food processing industries. Food packaging also designs, manufactures and leases filling and packaging machines that fill and seal the Company's containers in customers' plants.

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

           The Company's business is seasonal, as away from home consumption of disposable products increases in the late spring and summer. This results in disproportionately higher net income in the last six months of the fiscal year as cost absorption improves resulting from a more profitable sales and production mix.


Thirteen Weeks Ended June 27, 1999 Compared to Three Months Ended June 30, 1998 (Unaudited)

           Net sales increased $0.5 million, or 0.2%, to $234.3 million for the thirteen weeks ended June 27, 1999 compared to $233.8 million for the three months ended June 30, 1998. Domestic net sales decreased by $1.1 million, or 0.5%, reflecting a 0.7% decrease in domestic sales volume which is partially offset by a 0.2% increase in realized domestic sales price. The increase in average realized sales price reflects price increases in selected product lines which was partially offset by a shift in sales mix to lower priced products. Foodservice sales volume increased 1.2% primarily as a result of the Company's focus on revenue growth with key customers. Food packaging sales volume decreased 12.7%, primarily resulting from decreases in demand by large accounts in the food packaging customer base due to market conditions. Canadian sales increased 9.9% from the prior comparable period due primarily to increased sales volume from the introduction of new products.

           Gross profit increased $14.8 million, or 77.9%, to $33.7 million for the thirteen weeks ended June 27, 1999 compared to $18.9 million for the three months ended June 30, 1998. As a percentage of net sales, gross profit increased to 14.4% for the thirteen weeks ended June 27, 1999 from 8.1% for the three months ended June 30, 1998. This improvement is attributable to a shift in sales to a more profitable product mix and the cost reduction initiatives implemented by the Company in the latter part of the 1998 fiscal year, which has resulted in improved manufacturing efficiencies.

           Selling, general and administrative expenses increased $0.2 million, or 1.3%, to $16.2 million in the thirteen weeks ended June 27, 1999 compared to $16.0 million in the three months ended June 30, 1998. This increase is due primarily to legal expenses associated with pending litigation.

           Operating income increased $14.7 million, to operating income of $17.7 million in the thirteen weeks ended June 27, 1999 compared to operating income of $3.0 million in the three months ended June 30, 1998 due to the reasons described above.

           Interest expense, net decreased $0.5 million, to $10.4 million in the thirteen weeks ended June 27, 1999 compared to $10.9 million in the three months ended June 30, 1998. This decrease is attributable to lower market interest rates on lower outstanding balances under the Company's U. S. Credit Facility, which was partially offset by a reduction in interest income earned on escrow fund balances.

           Net income (loss) increased $9.1 million, to net income of $4.3 million in the thirteen weeks ended June 27, 1999 compared to a net loss of $4.8 million in the three months ended June 30, 1998 due to the reasons described above.


Thirty-nine Weeks Ended June 27, 1999 Compared to Nine Months Ended June 30, 1998 (Unaudited)

           Net sales increased $6.6 million, or 1.1%, to $633.6 million for the thirty-nine weeks ended June 27, 1999 compared to $627.0 million for the nine months ended June 30, 1998. Excluding the $3.0 million decrease in sales from the December 1997 sale of the bakery business, net sales increased by $9.6 million, or 1.5%, reflecting a 1.9% increase in domestic sales volume which was partially offset by a 0.6% decrease in realized domestic sales price. The decrease in average realized sales price reflects a shift in sales mix to lower priced products which was partially offset by price increases in selected product lines. Foodservice sales volume increased 2.9% while food packaging sales volume decreased 5.2%. Foodservice sales volume has been positively impacted by the Company's focus on revenue growth with key customers. The food packaging sales volume decline is primarily the result of decreases in demand by large accounts in the food packaging customer base due to market conditions. Canadian sales increased 5.2% from the prior comparable period due primarily to increased sales volume from the introduction of new products.

           Gross profit increased $29.0 million, or 76.0%, to $67.1 million for the thirty-nine weeks ended June 27, 1999 compared to $38.1 million for the nine months ended June 30, 1998. As a percentage of net sales, gross profit increased to 10.6% for the thirty-nine weeks ended June 27, 1999 from 6.1% for the nine months ended June 30, 1998. This improvement is attributable to increased sales volumes and the cost reduction initiatives implemented by the Company in the 1998 fiscal year, which has resulted in improved manufacturing efficiencies.

           Selling, general and administrative expenses decreased $4.6 million, or 8.6%, to $49.5 million for the thirty-nine weeks ended June 27, 1999 compared to $54.1 million for the nine months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 7.8% for the thirty-nine weeks ended June 27, 1999 from 8.6% for the nine months ended June 30, 1998. This decrease is due primarily to cost savings associated with headcount reductions made in the second quarter of the 1998 fiscal year, which is partially offset by increased legal expenses associated with pending litigation.

           Other expense (income), net of $6.2 million, in the 1998 nine month period includes one time charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the investment by SF Holdings and $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives. These expenses were offset partially by a gain of $3.3 million on the sale of the bakery business.

           Asset impairment expense of $5.0 million was recognized in the 1998 nine month period. In March 1998, the Company decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines and wrote down the assets to their fair market value.

           Restructuring charges of $5.5 million were recognized in the 1998 nine month period in connection with a workforce reduction resulting in severance and related costs.

           Operating income (loss) increased $50.7 million, to operating income of $18.0 million for the thirty-nine weeks ended June 27, 1999 compared to an operating loss of $32.7 million for the nine months ended June 30, 1998 due to the reasons described above.

           Interest expense, net decreased $0.8 million, to $31.6 million for the thirty-nine weeks ended June 27, 1999 compared to $32.4 million for the nine months ended June 30, 1998. This decrease is attributable to lower market interest rates on lower outstanding balances under the Company's U. S. Credit Facility, which was offset by a reduction in interest income earned on escrow fund balances.

           Cumulative effect of change in accounting principle totaling $1.5 million was expensed in the quarter ended December 31, 1997 to write-off previously capitalized reengineering costs.

           Net loss decreased $32.5 million, to $8.1 million for the thirty-nine weeks ended June 27, 1999 compared to $40.6 million for the nine months ended June 30, 1998, due to the reasons described above.


Liquidity And Capital Resources

           Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. The Company expects to continue to fund a significant portion of its 1999 capital expenditures from the sale of assets.

           Net cash provided by operating activities was $32.3 million in the thirty-nine weeks ended June 27, 1999 compared to a use of $13.8 million in the nine months ended June 30, 1998. This is primarily due to the Company's improved operating performance, and a reduction in cash expended on non-recurring charges realized in the 1998 nine month period. This improvement was partially offset by an increase in accounts receivable due to higher sales.

           Capital expenditures for the thirty-nine weeks ended June 27, 1999 were $26.0 million compared to $26.1 million for the nine months ended June 30, 1998. Capital expenditures in the thirty-nine weeks ended June 27, 1999 included $12.1 million for new production equipment, $5.3 million spent at the Canadian subsidiary, with the remaining consisting primarily of routine capital improvements. Funding for such capital expenditures was provided by funds held in escrow from the sale of the Riverside, CA manufacturing facility in the 1998 fiscal year and other equipment sales. As of June 27, 1999, the Company had $1.6 million of such proceeds from asset sales held in escrow (see Note 2 of the Notes to Consolidated Financial Statements).

           The Company's revolving credit facility, as amended, provides for borrowings in an amount of up to $135.0 million, subject to borrowing base limitations (the "U.S. Credit Facility"). As of June 27, 1999, $27.8 million was available under such facility. Borrowings under the U.S. Credit Facility bear interest, at the Company's election, at a rate equal to LIBOR plus 2.25% or a bank's base rate plus 1.00%. The Company's Canadian subsidiary has a term loan and revolving credit facility agreement which provides for a term loan facility of up to Cdn $10.0 million and revolving credit facility of up to Cdn $10.0 million (the "Canadian Credit Facility"). As of June 27, 1999, Cdn $2.2 million (approximately $1.5 million) was available under such facility. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings, and an index rate plus 2.50% with respect to the term loan borrowings.

           The Company's Senior Secured Notes and the U.S. Credit Facility mature in September 2000, and August 2000, respectively. Although the Company's intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

           In January 1999, the United States Supreme Court denied Plaintiffs' petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court has decided that the Lily-Tulip Salary Retirement Plan (the "Plan") was lawfully terminated. The Company is in the process of determining the amount of total payouts for which the Plan is liable. The estimate of the total termination liability exceeds assets set aside in the Plan by approximately $17 million, which amount has been fully reserved by the Company. The Company expects to fund such payments within the next three months. On April 27, 1999, the Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees. On June 17, 1999, the Court deferred these motions, and ordered discovery in connection therewith. Discovery is expected to be completed by the end of October 1999. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments could have a material adverse effect on the Company and its financial condition.

           Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, including termination liabilities under the Plan, planned capital expenditures and debt service requirements in the next twelve months.


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

           The Company has completed the assessment phase, in which it has identified potential Year 2000 issues with respect to information technology systems, as well as equipment that interfaces with vendors and third parties, and developed a compliance project for its hardware, operating systems, and application systems. The Company has completed its hardware and operating systems conversion. With respect to the application phase, the Company is compliant in its planning, order management, manufacturing, and warehousing systems. Financial, corporate and in-house developed systems are scheduled for compliance by August, 1999. The Company has completed its internal assessment phase for technology embedded within equipment and is awaiting responses from certain vendors. Sweetheart believes a significant portion of its manufacturing equipment is not affected by Year 2000 issues due to its operations use, or was compliant when purchased. The Company has been in contact with key vendors and business partners to ensure that key business transactions will be Year 2000 compliant. As of July 27, 1999, the Company has received detailed business plans and commitments from the majority of these vendors that they are or will be Year 2000 compliant. The Company expects that its business systems will be Year 2000 compliant, but it may experience isolated incidences of non-compliance and potential outages with respect to its information technology infrastructure. The Company plans to allocate internal resources to be ready to take action should these events occur. Investors are cautioned, however, that the Company's assessment of its compliance, of the costs of performing the program and the risks attendant thereto, and of the need for any contingency plans may change materially in the future as the Company proceeds further with its compliance program.

           The Company estimates the cost of its Year 2000 program to be $2.7 million, of which $2.5 million has been spent through June 27, 1999, including $1.3 million in the thirty-nine weeks then ended. Future expenditures will be funded from cash flow from operations or borrowings under credit facilities. However, there can be no assurance that the Company will identify all Year 2000 issues in its computer systems in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 compliance programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.


Net Operating Loss Carryforwards

           As of September 27, 1998, the Company had approximately $202 million of net operating loss carryforwards ("NOLs") for federal income tax purposes, which expire at various dates through 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize the NOLs.

                           PART II - OTHER INFORMATION


Item 1.         LEGAL PROCEEDINGS

                On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. On April 27, 1999, the Plaintiffs filed a motion in the United States District Court for reconsideration of the court's dismissal without appropriate relief, and a motion for attorneys' fees with a request for delay in determination of entitlement of such fees. On June 17, 1999, the Court deferred these motions, and ordered discovery in connection therewith. Discovery is expected to be completed by the end of October 1999.

                On July 13, 1999, the Company received a letter from the Environmental Protection Agency (the "EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore, Maryland.


Item 5.         OTHER INFORMATION

                On May 12, 1999, Kim Marvin, a principal at American Industrial Partners, was elected as a member of the Board of Directors.


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K


                 (a)  Exhibits:

                      27.0      Financial Data Schedule

                 (b)  Reports on Form 8-K:

                      No reports on Form 8-K were filed during the thirteen weeks ended June 27, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                          SWEETHEART HOLDINGS INC.
                                          (registrant)

Date: August 11, 1999                     By: /s/ Hans H. Heinsen
     ----------------                        ---------------------
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



                                          SWEETHEART HOLDINGS INC.
                                          (registrant)

Date: August 11, 1999                     By: __________________________________
     ----------------                     Hans H. Heinsen
                                          Senior Vice President - Finance and
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)