Form 10-K
period 1999-09-26
SWEETHEART HOLDINGS INC \DE\
filed 1999-11-24
CIK 908141

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 26, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No__

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of November 24, 1999. Not Applicable. There is no market for the Common Stock of the Registrant.

The number of shares outstanding of the Registrant's common stock as of November 24, 1999:
Sweetheart  Holdings  Inc.  Class A Common  Stock,  $0.01 par value -  1,046,000 shares
Sweetheart  Holdings  Inc.  Class B Common  Stock,  $0.01 par value -  4,393,200 shares

* The Registrant is the guarantor of the 9 5/8% Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Sweetheart Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

                                     PART I

Item 1.    BUSINESS

General

         Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup," and collectively with Sweetheart Holdings and its other subsidiaries, the "Company"), is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 1999, the Company had net sales of approximately $864 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R) and Preference(TM) for cups and plates and Silent Service(R), Centerpiece(R), Basix(R), Guildware(R) and Simple Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants.

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders (the "SF Holdings Investment"). The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc.

Products

         The Company has historically sold its products to two principal customer groups, institutional foodservice and food packaging. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and straws. Products are sold directly and through distributors to quick service restaurant chains, full service restaurants, convenience stores, hospitals, airlines, theaters, school systems and other institutional customers. Food packaging customers primarily purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that fill and seal the Company's containers in customers' plants. The Company manufactures and markets its products in Canada to national accounts and distributors. During Fiscal 1999, the Company began selling consumer foodservice products primarily through grocery stores, club stores and convenience stores.

         The Company's institutional foodservice customer base focuses on two major customer groups, national accounts and distribution. Institutional foodservice is the Company's largest customer group, accounting for approximately 82% of gross sales during Fiscal 1999. Management believes the Company is the largest manufacturer of disposable foodservice products in North America.

         The Company manufactures a broad line of disposable products. Paper, foam and plastic cups, lids and straws represent the largest part of the Company's United States operations. The largest single product type within this category is cups, which are offered in various sizes (ranging from 3 to 64 ounces) for both hot and cold beverages. Brand names of the Company's principal beverage service products include Sweetheart(R), Lily(R), Trophy(R), Preference(TM), Jazz(R), Gallery(R), Clarity(R), Lumina(R), ClearLight(TM) and Go Cup(TM).

         The Company also offers a variety of other foodservice products, which includes paper, foam, and plastic plates and bowls, portion cups and cutlery. These products are sold to a broad array of commercial and on-site foodservice operators.

         The Company also offers carry-out service products consisting of paper and plastic tubs, containers, lids and hinged foam containers. The Company believes it is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America. Munchie Cup(R), Flexstyles(R), Highlights(R) bowls, Maximizers(TM) and Scoop Cup are some of the Company's carry-out service brands.

         Other products include the Company's Flex-E-Form(R) straight-wall paper manufacturing technology and Flex-Guard(R), a spiral wound tamper-evident lid. In addition, the Company provides foodservice customers with retail packages sold through retailers under various Sweetheart and private label brands.

         To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at their plants. The Company's filling and lidding equipment is leased to customers under the trade names Auto-Pak(TM), Flex-E-Fill(R) and FoodPac(R). This equipment is manufactured in the Company's machine shop and assembly plant located in Owings Mills, Maryland. Types of products packaged in the Company's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts.


Marketing and Sales

         The Company's institutional and consumer foodservice products are primarily sold to national accounts and through distributors to other end users. Food packaging customers include national and regional dairies and food companies.

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


Production

         The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week at 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week at 24 hours per day. Due to customer demand, the Company's plant utilization historically is substantially higher during late spring and summer than during fall and winter. See "Item 2. Properties".


Raw Materials and Suppliers

         Raw materials are critical components of the Company's cost structure. Principal raw materials for the Company's paper operations include solid bleached sulfate paperboard obtained directly from major North American manufacturers, along with wax, adhesives, coating and inks. Paperboard is purchased in "jumbo" rolls and then printed and converted into smaller rolls or blanks for processing into final products. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high and low density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, cutlery, meal service products, straws, lids and containers. The Company manufactures foam products by extruding sheets of plastic foam material that are converted into cups and plates.

         The Company purchases a substantial portion of its requirements for paperboard and resin from several suppliers. The Company has a number of potential suppliers for substantially all of its raw materials and believes that current sources of supply for its raw materials are adequate to meet its requirements.

Competition

         All of the markets in which the Company sells its products are extremely competitive. Because of the low barriers to entry for new competitors, the level of competition has been and may continue to be intense as new entrants attempt to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers, some of whom have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented and includes competitors who compete across the full line of the Company's products, as well as those who compete against a limited number of the Company's products. A few of the Company's competitors are also vertically integrated into the production of paper or plastic raw materials and have greater access to financial and other resources. The Company's primary competitors in its institutional and consumer foodservice customer base include Dart Container Corporation, Fort James, Solo Cup Co., International Paper Food Service Group and Tenneco Inc. Major competitors in its food packaging customer base include Cardinal Plastics, Inc., Landis Plastics, Inc., Norse Dairy Systems, Inc., Polytainer, Ltd. and Sealright Co., Inc.


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 1999, sales to the Company's customers in Canada constituted approximately 7% of its net sales. During Fiscal 1999, sales to the Company's five largest customers represented approximately 32.3% of its net sales. One national customer of the Company accounted for 11.7% of net sales. The loss of one or more large national customers could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts which have been developed over many years.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  foreign  and  local  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

         The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or a more strict interpretation of existing laws and regulations may require additional expenditures by the Company, some of which could be material.

         The Clean Air Act mandates the phase out of certain refrigerant compounds which will require the Company to upgrade or retrofit air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable.

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

         On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore,
Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company denies liability and has no reason to believe the final outcome of this matter will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about its ultimate effect on the Company, if any, given the early stage of this investigation.


Technology and Research

         The Company maintains facilities for the development of new products and product line extensions in Owings Mills, Maryland. The Company maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products and processes and technical assistance in adhering to environmental rules and regulations. The Company is continually striving to expand its proprietary manufacturing technology, further automate its manufacturing operations and develop improved manufacturing processes and product designs.


Employees

         At September 26, 1999, the Company employed approximately 6,245 persons, of whom approximately 5,292 persons were hourly employees. Approximately 93.5% of the employees are located at facilities in the United States. The Company currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri, Augusta, Georgia and Toronto, Canada (collectively, the "Sweetheart CBAs"). The Sweetheart CBAs cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority and union rights. As of September 26, 1999, approximately 19.5% of the Company's hourly employees were covered by the Sweetheart CBAs. The current expiration dates of the Springfield, Augusta and Toronto CBAs are March 4, 2001, October 31, 2002 and November 30, 2000, respectively. The Company considers its relationship with its employees to be good.

Item 2.     PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States and Canada. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                                            Size
                                                      Type of             Owned/        (Approximate
                   Location                           Facility (1)        Leased        square feet)
                   --------                           ------------        ------        ------------

Augusta, Georgia ...........................          M/W                   O                  339,000

Baltimore, Maryland ........................          W                     L                  194,000

Conyers, Georgia (2 facilities).............          M/W                   O                  350,000
                                                      W                     O                  555,000

Chicago, Illinois (2 facilities)............          M/W                   O                  902,000
                                                      W                     L                  587,000

Dallas, Texas ..............................          M/W                   O                1,316,000

Manchester, New Hampshire...................          M/W                   O                  160,000

North Las Vegas, Nevada (2 facilities)......          M/W                   L                  128,000
                                                      W                     L                   12,000

Ontario, California.........................          W                     L                  400,000

Owings Mills, Maryland (3 facilities).......          M/W                   O                1,533,000
                                                      M/W                   O                  267,000
                                                      W(2)                  O                  406,000

Somerville, Massachusetts...................          M/W                   O                  193,000

Springfield, Missouri (2 facilities)........          M/W                   O                  925,000
                                                      W                     L                  415,000

Wilmington, Massachusetts...................          W(3)                  L                  307,000

Toronto, Ontario ...........................          M/W                   O                  185,000

---------------------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2)   Under contract of sale.
(3)   Leased space was reduced from 400,000 in prior year.

            The Company also leases a warehouse in Augusta, Georgia which was closed in the latter part of Fiscal 1997. The Company is currently subleasing such property to a third party through March 31, 2001 and will continue to actively seek to sublet the property through the lease termination date, March 31, 2008.

Item 3.     LEGAL PROCEEDINGS

         Aldridge. A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, initially filed in state court in Georgia in April 1987, is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States
District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. The Company has begun the process of paying out the termination liability. As of November 19, 1999, the Company has disbursed $4.2 million in termination payments.

         On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery is expected to be completed by the end of December 1999. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

         Fort James Corporation. A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. This amount has been fully reserved by the Company, with the first of two payments, $1.6 million, made on September 30, 1999. The second payment of $1.0 million is due July 1, 2000.

         Environmental. On July 13, 1999, the Company received a letter from the EPA identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company denies liability and has no reason to believe the final outcome of this matter will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about its ultimate effect on the Company, if any, given the early stage of this investigation.

         Other. The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.


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

         Payment of cash dividends is restricted under the instruments governing the Company's indebtedness. The Company has not paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

         As of November 24, 1999, there were eleven holders of Sweetheart Holdings' Class A Common Stock and one holder of Sweetheart Holdings' Class B Common Stock.


Item 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         Set forth below are selected historical consolidated financial data of the Company at the dates and for the fiscal years shown. The selected historical consolidated financial data at September 26, 1999 and September 27, 1998 and for Fiscal 1998 and 1999 is derived from historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Deloitte & Touche, LLP, independent auditors and are included elsewhere herein. The selected historical consolidated financial data at
September 30, 1997, September 30, 1996 and September 30, 1995 and for Fiscal 1997, 1996 and 1995 is derived from the historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Arthur Andersen, LLP, independent public accountants. Fiscal 1997 Consolidated Statements of Operations and Other Comprehensive Income (Loss),
Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Equity are included elsewhere herein.

         On June 1, 1998, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the first-in first-out
(FIFO) method. Management believes that the FIFO method is preferable because it more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date and more accurately matches revenues with costs reported during the period presented. The financial statements of prior periods have been restated to apply the FIFO method of accounting for inventories retroactively. Net income increased or (decreased) by $(0.1) million, $(1.1) million, $(7.4) million and $12.6 million in Fiscal 1998, 1997, 1996 and 1995, respectively.

         During Fiscal 1997, the Company accelerated $1.6 million of amortization for unamortized debt issuance costs related to the early retirement of debt. This charge is shown as an extraordinary loss (net of $0.6 million of income taxes) on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). During the quarter ended December 31, 1997, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.


                                                                      Fiscal
                                ------------------------------------------------------------------------------------
(In thousands)                       1999             1998             1997             1996              1995
                                 --------------  ---------------  ---------------  ---------------   ---------------
Operating Data:
Net sales                          $863,781        $843,502         $886,017         $959,818           $986,618
Cost of sales                       763,750         787,706          822,818          859,029            853,571
                                    -------         -------          -------          -------            -------
Gross profit                        100,031          55,796           63,199          100,789            133,047
Selling, general and                 67,406          68,818           66,792           61,788             66,089
administrative
Other (income) expense, net          (1,180)         12,400              (73)           4,271             (1,197)
Asset impairment expense                  -           5,000           24,550                -                  -
Restructuring charge (credit)          (512)            897            9,680                -                  -
                                   --------        ---------        --------         --------            -------
Operating income (loss)              34,317         (31,319)         (37,750)          34,730             68,155
Interest expense, net                41,671          42,955           40,265           37,517             37,410
                                   --------        --------         --------         --------            -------
Income (loss) before taxes           (7,354)        (74,274)         (78,015)          (2,787)            30,745
Income tax benefit (expense)          2,941          29,711           31,206            1,115            (12,312)
Cumulative effect of change in
accounting principle                      -           1,511                -                -                  -
Extraordinary loss                        -               -              940                -                  -
                                    --------       --------         --------          -------            -------
Net income (loss)                   $(4,413)       $(46,074)        $(47,749)         $(1,672)           $18,433
                                    ========       =========        =========         ========           =======
Balance Sheet Data (at end of
period):
  Property, plant and equipment,
     net                           $331,676        $355,224         $382,491         $427,833           $417,563
  Total assets                      634,640         665,626          715,589          757,839            749,445
  Long-term debt *                  118,446         422,438          430,499          385,579            369,181
  Shareholders' equity               18,274          18,983           70,670          118,552            120,328

* See Note 10 of the Notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions, pending litigation and the ability to remedy Year 2000 related issues.


General

         On March 12, 1998, SF Holdings purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders. The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc. In conjunction with the SF Holdings Investment, American Industrial Partners Capital Fund, L.P. ("AIP") assigned the Management Services Agreement, as amended, to SF Holdings which assigned its interest to Fonda Group Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings.

         On October 22, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to the 52 or 53 week period ending on the last Sunday in September. This change became effective for Fiscal 1998, which is the period from October 1, 1997 through September 27, 1998; Fiscal 1999 is the period from September 28, 1998 through September 26, 1999. The Fiscal 1997 period is shown as the historical period from October 1, 1996 through September 30, 1997.

         The Company has historically sold its products to two principal customer groups, institutional foodservice and food packaging. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and straws. Products are sold directly and through distributors to quick service restaurant chains, full service restaurants, convenience stores, hospitals, airlines, theaters, school systems and other institutional customers. Food packaging customers primarily purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that fill and seal the Company's containers in customers' plants. The Company manufactures and markets its products in Canada to national accounts and distributors. During Fiscal 1999, the Company began selling consumer foodservice products primarily through grocery stores, club stores and convenience stores. During Fiscal 1998, the Company sold its bakery operations.

         The Company's business is seasonal, as away from home consumption of disposable products increases in the late spring and summer. This results in disproportionately higher net income in the last six months of the fiscal year as cost absorption improves resulting from a more profitable sales and production mix.


Fiscal 1999 Compared to Fiscal 1998

         Net sales increased $20.3 million, or 2.4%, to $863.8 million in Fiscal 1999 compared to $843.5 million in Fiscal 1998. Excluding the impact of the December 1997 bakery business sale, which resulted in a $3.0 million decrease in sales, net sales increased $23.3 million, or 2.8%, reflecting a 2.8% increase in sales volume to domestic customers, partially offset by a 0.4% decrease in average realized domestic sales price. The decrease in average realized sales price reflects a shift in sales from higher priced food packaging customers towards institutional foodservice customers. Sales volume to institutional foodservice customers increased 3.9% primarily as a result of the Company's focus on revenue growth with key customers. Sales volume to food packaging customers decreased 5.2%, primarily resulting from decreases in demand by large accounts in the food packaging customer base due to market conditions, such as consolidation of customers and competition. Net sales to Canadian customers increased $4.4 million, or 8.0%, primarily due to increased sales volume from the introduction of new products.

         Gross profit increased $44.2 million, or 79.3%, to $100.0 million in Fiscal 1999 compared to $55.8 million in Fiscal 1998. As a percentage of net sales, gross profit increased to 11.6% in Fiscal 1999 from 6.6% in Fiscal 1998. This improvement is attributable to a shift in sales to a more profitable product mix and the cost reduction initiatives implemented by the Company in the latter part of Fiscal 1998, including reductions in workforce, expense controls and improved manufacturing efficiencies.

         Selling, general and administrative expenses decreased $1.4 million, or 2.1%, to $67.4 million in Fiscal 1999 compared to $68.8 million in Fiscal 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 7.8% in Fiscal 1999 from 8.2% in Fiscal 1998. This decrease is due primarily to cost savings associated with headcount reductions made in the second quarter of Fiscal 1998, which is partially offset by increased legal expenses of $2.0 million related to the Fort James settlement. See "Item 3. Legal Proceedings".

         Restructuring charge (credit) was adjusted resulting in income of $0.5 million in Fiscal 1999 compared to an expense of $0.9 million in Fiscal 1998. In March 1998, the Company established restructuring reserves primarily for severance and related costs in connection with workforce reductions. This plan has been completed, resulting in a reversal of $0.5 million.

         Other (income) expense, net was $1.2 million of income in Fiscal 1999 compared to $12.4 million of expense in Fiscal 1998. In Fiscal 1999, the Company recognized $1.2 million gain on the sale of property, plant and equipment.

         Operating income (loss) increased $65.6 million to $34.3 million in Fiscal 1999 compared to an operating loss of $31.3 million in Fiscal 1998 due to the reasons described above.

         Interest expense, net decreased $1.3 million, or 3.0%, to $41.7 million in Fiscal 1999 compared to $43.0 million in Fiscal 1998. This decrease is attributable to lower market interest rates on lower outstanding balances under the Company's revolving credit facility, which was partially offset by a reduction in interest income on escrow fund balances.

         Income tax expense (benefit) decreased $26.8 million to $2.9 million in Fiscal 1999 compared to $29.7 million in the Fiscal 1998. The effective rate for Fiscal 1999 and 1998 was 40%.

         Net income (loss) decreased $41.7 million, or 90.5%, to $4.4 million in Fiscal 1999 compared to $46.1 million in Fiscal 1998 due to the reasons described above.


 Fiscal 1998 Compared to Fiscal  1997

         Net sales decreased $42.5 million, or 4.8%, to $843.5 million in Fiscal 1998 compared to $886.0 million in Fiscal 1997. The December 1997 sale of the bakery business resulted in a $27.9 million decrease in sales. Additionally, the change in the Company's fiscal year end shortened the Company's 1998 fiscal period by three days. The Company's net sales during such three day period totaled $8.1 million. Excluding the impact of the bakery business sale and the shortened reporting period, net sales decreased by $6.5 million, or 0.8%, reflecting a 2.2% increase in domestic sales volume and a 3.1% average decrease in domestic sales price. Price has been negatively impacted both by competition in the marketplace and by declining raw material prices. The benefit of lower raw material prices is generally passed on to customers. Sales volume to institutional foodservice customers increased 2.5% primarily as a result of the Company's focus on revenue growth with key customers. Sales volume to food packaging customers decreased 0.1%. Net sales to Canadian customers increased $1.4 million, or 2.5%, primarily due to volume increases associated with promotional programs offered by major customers in the second quarter of Fiscal 1998.

         Gross profit decreased $7.4 million, or 11.7%, to $55.8 million in Fiscal 1998 compared to $63.2 million in Fiscal 1997. As a percentage of net sales, gross profit decreased to 6.6% in Fiscal 1998 from 7.1% in Fiscal 1997. This decrease is partially attributable to charges relating to the Company's initiative to eliminate certain slow-moving and low demand inventory items which were recognized in the third quarter of Fiscal 1998. In addition, gross profit was negatively impacted by the sale of the bakery business.

         Selling, general and administrative expenses increased $2.0 million, or 3.0%, to $68.8 million in Fiscal 1998 compared to $66.8 million in Fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 8.2% in Fiscal 1998 from 7.5% in Fiscal 1997. The Company incurred increased expenses primarily as a result of (i) increased sales and marketing costs associated with the Company's focus on increasing sales volume with key customers, (ii) costs associated with the Year 2000 readiness program, (iii) maintenance and depreciation on the new MIS system and (iv) expenses associated with employee relocation charges. These increased expenses were partially offset in the third and fourth quarters of Fiscal 1998 by cost savings as a result of headcount reductions and related spending as discussed below.

         Restructuring charge (credit) decreased to $0.9 million in Fiscal 1998 compared to $9.7 million in Fiscal 1997. In March 1998, the Company reduced its workforce and in connection therewith recognized charges of $5.1 million, primarily for severance and related costs. This charge was offset by $4.2 million of the restructuring reserves as of September 30, 1997, which were decreased due to a change in the restructuring plan as a result of a change in senior management in connection with the SF Holdings Investment. See Note 15 of the Notes to Consolidated Financial Statements.

         Asset impairment expense decreased to $5.0 million in Fiscal 1998 compared to $24.5 million in Fiscal 1997. In March 1998, the Company decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines, which resulted in a $5.0 million charge to write down the assets to their fair market value. The Company believes these product line rationalizations will not have a material adverse effect on the Company's results of operations or financial condition. See Note 15 of the Notes to Consolidated Financial Statements.

         Other (income) expense, net was $12.4 million of expense in Fiscal 1998 compared to $0.1 million of income in Fiscal 1997. In Fiscal 1998, the Company recognized certain nonrecurring charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the SF Holdings Investment, $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives, $3.4 million of expense based on actuarial estimates associated with pending litigation and asset write- downs of $1.8 million associated with the sale of the Riverside facility. These expenses were offset in part by the $3.3 million gain on the sale of the bakery business.

         Operating income (loss) decreased $6.5 million to $31.3 million in Fiscal 1998 compared to $37.8 million in Fiscal 1997 due to the reasons described above.

         Interest expense, net increased $2.7 million, or 6.7%, to $43.0 million in Fiscal 1998 compared to $40.3 million in Fiscal 1997 due primarily to higher average use of revolving credit borrowings and incremental interest paid on the portion of the revolving credit facility used to refinance the SRC Series 1994-1 A-V Notes.

         Income tax expense (benefit) decreased $1.5 million to $29.7 million in Fiscal 1998 compared to $31.2 million in the Fiscal 1997. The effective rate for the 1998 and 1997 Fiscal was 40%.

         Cumulative effect of change in accounting principle was an expense recorded to write-off previously capitalized costs as explained in Note 15 of the Notes to Consolidated Financial Statements.

         Net income (loss) decreased $1.6 million, or 3.5%, to $46.1 million in Fiscal 1998 compared to $47.7 million in Fiscal 1997 due to the reasons described above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal 1999, the Company funded its capital expenditures from the sale of assets and cash generated from operations. The Company expects to continue this method of funding for its Fiscal 2000 capital expenditures.

         Net cash provided by operating activities in Fiscal 1999 was $49.8 million compared to net cash used in operating activities of $17.8 million in Fiscal 1998. This is primarily due to the Company's improved operating performance and a reduction in cash expended on non-recurring charges.

         Working capital decreased $280.2 million to a deficit of $174.1 million at September 26, 1999 from $106.1 million at September 27, 1998. This decrease resulted primarily from the reclassification of the Senior Secured Notes which mature on September 1, 2000 and the U.S. Credit Facility (as defined below) which matures on August 1, 2000, totaling $274.5 million, from long-term to current debt.

         Capital expenditures for Fiscal 1999 were $30.8 million compared to $37.5 million in Fiscal 1998. Capital expenditures in Fiscal 1999 included $13.8 million for new production equipment, $3.8 million for facility improvements and $1.5 million for management information systems, with the remaining consisting primarily of routine capital improvements. Funding for the Fiscal 1999 capital expenditures was provided by cash generated from operations, $7.4 million from the sale of machinery, including $2.4 million from the sale of paper plate making equipment to an affiliated company, $1.7 million from the sale of a manufacturing facility and $5.5 million from cash in escrow related to asset sales in Fiscal 1998. During Fiscal 2000, the Company intends to continue to rely on a combination of cash generated by operations and the sale of assets to fund capital expenditures.

         The Company's revolving credit facility allows up to $135.0 million in borrowings, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on August 1, 2000 and as of September 26, 1999, $42.3 million was available. Borrowings under the U.S. Credit Facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.25% or (ii) a bank's base rate plus 1.00%, plus certain other fees. The U.S. Credit Facility is secured by accounts receivable, inventory, equipment, intellectual property, general intangibles and the net proceeds on the sale of any of the foregoing. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         The Company has a credit facility which provides for a term loan of up to Cdn $10.0 million and revolving credit of up to Cdn $10.0 million (the "Canadian Credit Facility"). Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit borrowings and term loan borrowings have a final maturity date of June 15, 2001. As of September 26, 1999, Cdn $4.3 million (approximately $2.9 million) was available under such facility. The Canadian Credit Facility is secured by all the existing and thereafter acquired real and personal tangible assets of Lily Cups Inc. ("Lily Cups"), a subsidiary of Sweetheart Cup, and the net proceeds on the sale of any of the foregoing. Borrowings bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings.

         The Company's Senior Secured Notes mature on September 1, 2000. Prior to that date, the Company may redeem these notes at a price equal to 100% of the principal amount, plus accrued interest. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company. The Senior Secured Notes are secured by mortgages on the real property owned by the Company. Payment of principal and interest of the Senior Subordinated Notes is subordinate to the Senior Indebtedness (as defined therein), which includes the U.S. Credit Facility and the Senior Secured Notes. The Company may, at its election, redeem the Senior Subordinated Notes at any time at a redemption price equal to a percentage (currently 102.625% and declining in annual increments to 100% after August 31, 2001) of the principal amount, plus accrued interest. The Sweetheart Notes provide that upon the occurrence of a Change of Control (as defined therein), the holders will have the option to require the redemption of the Sweetheart Notes at a redemption price equal to 101% of the principal amount, plus accrued interest.

         The instruments governing the indebtedness of the Company contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

         In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery is expected to be completed by the end of December 1999. The Company has begun the process of paying out the termination liability. As of the fiscal year ending September 26, 1999, the Company had disbursed $3.7 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $16.3 million, which amount has been fully reserved by the Company. As of November 19, 1999, the Company has disbursed $4.2 million in termination payments. The remaining payments are expected to be paid during Fiscal 2000. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments could have a material adverse effect on the Company and its financial condition.
See "Item 3. Legal Proceedings".

         A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. This amount has been fully reserved by the Company, with the first of two payments, $1.6 million, made on September

30, 1999. The second payment of $1.0 million is due July 1, 2000.

         Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, including termination liabilities under the Plan, planned capital expenditures and debt service requirements in the next twelve months.


Year 2000

         Many of the Company's computer systems may be unable to process dates beyond December 31, 1999. This could result in system failures or miscalculations which could have material adverse effects on the Company's business, financial condition or results of operations. The Company has completed a Year 2000 readiness program intended to identify the programs and infrastructures that could be affected by Year 2000 issues and resolve the problems that were identified on a timely basis.

         The Company has completed the hardware and operating systems conversion phase. With respect to the application phase, the Company is Year 2000 ready in all systems. The Company has also completed its internal assessment phase for technology embedded within equipment and believes that a significant portion of its manufacturing equipment will not be effected by Year 2000 issues due to its operations use or it was Y2K ready when purchased. The Company has been in contact with key vendors and business partners to ensure that key business transactions will be Year 2000 ready. As of September 26, 1999, the Company has received detailed business plans and commitments from the majority of these vendors that they are or will be Year 2000 ready. The Company expects that its business systems will be Year 2000 ready, but it may experience isolated incidences of non-compliance and potential outages with respect to its information technology infrastructure. The most likely "worst case scenario" would be disruption of utility services. While such failures could affect important operations of the Company, the Company cannot presently estimate either the likelihood or the potential cost of such failures. The Company will allocate internal resources, to be ready to take action, as a contingency plan, should these events occur. Investors are cautioned, however, that the Company's assessment of its readiness, the costs of performing the program and the risks attendant thereto and the need for any additional contingency plans may change materially in the future as the Year 2000 approaches.

         As of September 26, 1999, $2.8 million had been spent, including $1.6 million in Fiscal 1999. The Company does not anticipate any further spending under the Year 2000 readiness program. However, there can be no assurance that the Company will identify all Year 2000 issues in advance of their occurrence or that they will be able to successfully remedy all problems that are discovered. Failure by the Company and/or its significant vendors and customers to complete Year 2000 readiness programs in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems which could cause fluctuations in the Company's revenues and operating profitability.


Net Operating Loss Carryforwards

         As of September 26, 1999, the Company had approximately $214 million of net operating loss ("NOL") carryforwards for federal income tax purposes which expire at various dates through 2019. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize such NOLs.

Impact of Recently Issued Accounting Standards

         The impact of recently issued accounting standards is discussed in Note 1 of the Notes to Consolidated Financial Statements.


Item7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         NONE


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this report, beginning on page 28.


Item 9.  CHANGES  IN  AND  DISAGREMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         NONE

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of Sweetheart Holdings and Sweetheart Cup as of November 24, 1999. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                      Age       Position
----                      ---       --------

Dennis Mehiel             57        Chairman  and  Chief  Executive  Officer  of
                                    Sweetheart Holdings and Sweetheart Cup

Thomas Uleau              55        President,   Chief  Operating   Officer  and
                                    Director   of   Sweetheart    Holdings   and
                                    Sweetheart Cup

W. Richard Bingham        63        Director   of   Sweetheart    Holdings   and
                                    Sweetheart Cup

Kim A. Marvin             38        Director   of   Sweetheart    Holdings   and
                                    Sweetheart Cup

Theodore C. Rogers        65        Director   of   Sweetheart    Holdings   and
                                    Sweetheart Cup

Michael Hastings          52        Senior Vice  President - Sales and Marketing
                                    of Sweetheart Holdings and Sweetheart Cup

Hans H. Heinsen           46        Senior  Vice  President  - Finance and Chief
                                    Financial Officer of Sweetheart Holdings and
                                    Sweetheart Cup

Charles E. Busse          61        Vice President - Research and Engineering of
                                    Sweetheart Holdings and Sweetheart Cup

Daniel M. Carson          53        Vice   President   -  General   Counsel  and
                                    Corporate Secretary of Sweetheart Holdings and Sweetheart Cup

William H. Haas           58        Vice   President   -  Sales  of   Sweetheart
                                    Holdings and Sweetheart Cup

Rick Schneider            50        Vice President - Manufacturing of Sweetheart
                                    Holdings and Sweetheart Cup

Jeffrey Seidman           45        Vice   President   -  Human   Resources   of
                                    Sweetheart Holdings and Sweetheart Cup


         Mr. Mehiel has been Chairman of the Board and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of SF Holdings and its subsidiary, Fonda. Since 1966, he has been Chairman of Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers which he co-founded, and since 1977 (except during a leave of absence from April 1994 through July 1995) he has been the Chief Executive Officer of Four M. Mr. Mehiel is also the Chairman of Box USA of New Jersey, Inc. ("Box USA"), a manufacturer of corrugated containers, and Chairman and Chief Executive Officer of Creative Expressions Group ("CEG"), an affiliate and seller of disposable party goods products.

         Mr. Uleau has been President, Chief Operating Officer and a Director of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Uleau is also President, Chief Operating Officer and a Director of SF Holdings and Executive Vice President of Fonda. He has been a director of Fonda since 1988. He has also served in a variety of executive officer positions at Fonda since 1988. He has been Executive Vice President of CEG since 1996. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and its Chief Operating Officer in 1994. He is also currently a director of Four M, CEG and Box USA.

         Mr. Bingham has been a Director of Sweetheart Holdings and Sweetheart Cup since August 1993. He co-founded American Industrial Partners Management Company, Inc. ("AIPM") and has been a director and officer of the firm since 1989. He is also a general partner of AIP. Mr. Bingham also has served as a director of SF Holdings since March, 1998. Prior to joining AIPM, Mr. Bingham was director of the Corporate Finance Department, a member of the Board and director of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Mr. Bingham is also currently a director of Bucyrus International, Great Lakes Carbon Corporation, RBX Group, Inc., Standadyne Automotive Corporation and Deerfield Associates.

         Mr. Marvin has been a Director of Sweetheart Holdings and Sweetheart Cup since May 12, 1999. He joined the San Francisco office of AIP as a managing director in 1997 from the Mergers & Acquisition department at Goldman, Sachs & Co where he was employed since 1994. Mr. Marvin is also currently a director of Bucyrus International and Great Lakes Carbon Corporation.

         Mr. Rogers has been a Director of Sweetheart Holdings and Sweetheart Cup since August 1993. He co-founded AIPM and has been a director and officer of the firm since 1989. He is also a general partner of AIP. From 1980 through 1987, he served as Chairman, President and Chief Executive Officer of NL Industries, Inc., a petroleum service and chemical company. Prior to 1980, he served as an executive of Armco Inc., a diversified steel company, where he managed numerous manufacturing operations in the United States and Mexico. Mr. Rogers is a former director of Allied Stores Corporation, Allied-Signal Inc., Parsons Corporation, Southwest Bancshares and Mcorp. He is also currently a director of Bucyrus International, Great Lakes Carbon Corporation, RBX Group, Inc., Standadyne Automotive Corporation, Steele Heddle Group and Derby International Corporation.

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

         Mr. Carson has served as Vice President - General Counsel and Corporate Secretary of Sweetheart Holdings since October 1993 and has served as Vice President - General Counsel and Corporate Secretary of Sweetheart Cup and as Corporate Secretary of Sweetheart Holdings since February 1993. He served as Assistant General Counsel and Director of U.S. Legal Affairs of Avon Products, Inc., a consumer products company, from September 1991 to February 1993 and was Of Counsel to Bell, Boyd & Lloyd (Chicago, Illinois) from June 1991 to August 1991. From May 1981 until June 1991, Mr. Carson was Associate General Counsel for Continental Can Company, Inc., a packaging and paper products company.

         Mr. Haas has served as Vice President - Sales for Sweetheart Cup and their predecessors since 1985 and as Vice President - Sales for Sweetheart Holdings since October 1998. Prior to joining the Company, Mr. Haas was Vice President of Sales with Carnation Co., Inc., a food products company, where he served for 20 years. Prior to joining Carnation Mr. Haas was with Nabisco, Inc., a food products company, as Director of National Account Sales.

         Mr. Schneider has served as Vice President - Manufacturing of Sweetheart Holdings and Sweetheart Cup since October 1994. From October 1986 to September 1994, Mr. Schneider served in various manufacturing capacities including, Production Staff Manager, Operations Manager and Plant Manager. Prior to joining the Company, Mr. Schneider was employed for ten years by Boise Cascade Composite Can Division in a variety of manufacturing positions.

         Mr. Seidman has served as Vice President - Human Resources of Sweetheart Holdings and Sweetheart Cup since September 1998. Prior to joining the Company, he was with Fonda from 1995 to 1998, where he held various positions including, Vice President of Human Resources and Director of Operations. Prior to Fonda, he was employed by Scott Paper in various human resources positions since 1989.


Compensation of Directors

         The Directors of Sweetheart Holdings and Sweetheart Cup do not receive any direct compensation from such companies for serving as a Director. Certain Directors of Sweetheart Holdings and Sweetheart Cup are employees of Sweetheart Holdings and Sweetheart Cup and receive compensation as such and others are employees of AIPM and Fonda, to which Sweetheart Cup pays fees for advisory and management services. See "Item 13. Certain Relationships and Related Transactions". Directors are reimbursed for expenses incurred while serving on the Board of Directors.


Item 11.    EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation, for Fiscal Years 1999, 1998 and 1997, of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings and Sweetheart Cup (collectively, the "named executive officers"). The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or
(ii) $50,000. Thus, such amounts are not reflected in the following table.


                                                  Summary Compensation Table

                                                     Annual Compensation
----------------------------------------- --------------------------------------------------  ------------------
                                                                                                  All Other
           Name and Principal                                   Salary           Bonus          Compensation
                Position                       Fiscal             ($)           ($) (1)              ($)
----------------------------------------- ----------------- ---------------- ---------------  ------------------

Dennis Mehiel
   Chairman and Chief Executive  Officer     1999               349,650          340,000            1,743       (2)
   of     Sweetheart     Holdings    and     1998 (3)           188,775                -                -
   Sweetheart Cup                            1997                     -                -                -

Thomas Uleau
   President,  Chief  Operating  Officer     1999               298,654          445,000           78,037       (4)
   and Director of  Sweetheart  Holdings     1998 (5)           144,414                -           34,451       (6)
   and Sweetheart Cup                        1997                     -                -                -

William H. Haas
   Vice    President    -    Sales    of     1999               179,308          123,147          128,264       (7)
   Sweetheart  Holdings  and  Sweetheart     1998               177,923                -          443,348       (8)
   Cup                                       1997               180,000                -          364,443       (9)

Charles E. Busse
   Vice   President   -   Research   and     1999               177,216          130,199          128,606       (10)
   Engineering  of  Sweetheart  Holdings     1998               175,848                -          352,642       (11)
   and Sweetheart Cup                        1997               177,900                -          123,375       (12)

Michael Hastings
   Senior  Vice  President  - Sales  and     1999               124,231          255,000           49,722       (13)
   Marketing of Sweetheart  Holdings and     1998 (14)           56,664                -           54,387       (15)
   Sweetheart Cup                            1997                     -                -                -

(1)   Amounts shown were paid based upon the Company's performance.

(2)   Reflects $1,743 of life insurance premiums paid by the Company.

(3) Mr. Mehiel became Chairman and Chief Executive Officer effective March 12, 1998. Amounts shown here were paid during the remainder of Fiscal 1998.

(4) Reflects $67,604 paid for relocation expenses, $4,375 contributed under the 401(k) Plan, $5,965 of life insurance premiums paid by the Company and $93 of long-term disability insurance premiums paid by the Company.

(5) Mr. Uleau became President, Chief Operating Officer and Director effective March 12, 1998. Amounts shown here were paid during the remainder of Fiscal 1998.

(6) Reflects $29,167 paid for relocation expenses, $2,785 contributed under the 401(k) Plan, $2,376 of life insurance premiums paid by the Company and $123 of long-term disability insurance premiums paid by the Company.

(7) Reflects $120,000 paid under the Special Incentive Agreement, $5,000 contributed under the 401(k) Plan, $3,216 of life insurance premiums paid by the Company and $48 of long-term disability insurance premiums paid by the Company.

(8) Reflects $67,631 paid under the Employee Relocation Agreement, $120,000 paid under the Special Incentive Agreement, $4,750 contributed under the 401(k) Plan, $2,462 of life insurance premiums paid by the Company, $108 of long-term disability insurance premiums paid by the Company, $196,019 paid under the Executive Retention Agreement and $52,378 paid under the Stock Option Repurchase Plan.

(9) Reflects $239,664 paid for relocation expenses, $120,000 paid under the Special Incentive

      Agreement, $4,500 contributed under the 401(k) Plan and $279 of life insurance premiums paid by the Company.

(10) Reflects $118,600 paid under the Special Incentive Agreement, $5,000 contributed under the 401(k) Plan, $4,959 of life insurance premiums paid by the Company and $47 of long-term disability premiums paid by the Company.

(11) Reflects $190,077 paid under the Executive Retention Agreement, $118,600 paid under the Special Incentive Agreement, $35,458 paid under the Stock Option Repurchase Plan, $4,750 contributed under the 401(k) Plan, $3,651 of life insurance premiums paid by the Company and $106 of long- term disability premiums paid by the Company.

(12) Reflects $118,600 paid under the Special Incentive Agreement, $4,500 contributed under the 401(k) Plan and $275 of life insurance premiums paid by the Company.

(13) Reflects $41,414 paid for relocation expenses, $6,000 contributed under the 401(k) Plan, $2,255 of life insurance premiums paid by the Company and $53 of long-term disability premiums paid by the Company.

(14) Mr. Hastings became Senior Vice President of Sales and Marketing effective March 12, 1998. Amounts shown here were paid during the remainder of Fiscal 1998.

(15) Reflects $50,249 paid for relocation expenses, $2,769 contributed under the 401(k) Plan, $1,296 of life insurance premiums paid by the Company and $73 of long-term disability premiums paid by the Company.


Stock Option Plan

         On March 12, 1998, all outstanding options to purchase stock of the Company were cashed out in full pursuant to the agreement governing the SF Holdings Investment ("Stock Option Repurchase Plan"). There are currently no options to purchase either Class A or Class B common stock outstanding.

Employee Benefit Plans

         A majority of the Company's employees ("participants") are covered under a 401(k) defined contribution plan. The Company's annual contributions to this defined contribution plan currently represent a 50% match on participant contributions. The Company's match is currently limited to participant contributions up to 6% of participant salaries. Effective January 1, 2000, the Company will provide a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. In addition, the Company is allowed to make discretionary contributions. Certain Company employees are covered under defined benefit plans. Benefits under these plans are generally based on fixed amounts for each year of service.

         The Company sponsors various defined benefit post-retirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of the Company's plans are contributory, with retiree contributions adjusted annually. The Company does not fund the plans.

         The executive officers of the Company are not covered under any of the Company's defined benefit plans. Rather, such persons are covered under defined contribution plans only.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Sweetheart Holdings common stock as of November 24, 1999, by holders having beneficial ownership of more than five percent of Sweetheart Holdings common stock, by each of the directors of Sweetheart Holdings, by each of the named executive officers and by all directors and executive officers of Sweetheart Holdings as a group. All of the outstanding common stock of Sweetheart Cup is owned by Sweetheart Holdings.

                                                          Class A Common Stock            Class B Common Stock
                                                        ---------------------------    --------------------------
Name of Beneficial Owner                                 Number of        Percent        Number of       Percent
------------------------                                  Shares          of Class        Shares         of Class
                                                        -----------       ---------    -----------     ----------
American Industrial Partners Capital Fund, L.P.           280,189            26.8%            -               -
         One Maritime Plaza
         Suite 2525
         San Francisco, CA 94111

Mellon  Bank,  N.A.,  as Trustee for First Plaza Group
Trust (1).............................................    182,000            17.4             -               -
         One Mellon Bank Center
         Pittsburgh, PA 15258

Leeway & Co., as nominee for the Long Term Investment
Trust (2)..........................................        30,197             2.9             -               -
         c/o State Street Bank & Trust Co.
         Master Trust Division - W6C
         1 Enterprise Drive
         North Quincy, MA 02171

Ell & Co., as nominee for the Lucent Technologies
Inc. Master Pension Trust (3).......................       47,803             4.6             -               -
         c/o The Northern Trust Company
         40 Broad Street
         8th Floor
         New York, NY 10004

SF Holdings  Group, Inc.............................      502,080            48.0     4,393,200           100.0%
         373 Park Avenue South
         New York, NY  10016

W. Richard Bingham (4)..............................      280,189            26.8             -               -

Theodore C. Rogers (4)..............................      280,189            26.8             -               -

Dennis Mehiel (5)...................................      405,218            38.7     3,523,755            80.2

Directors and executive officers as a group
(12 persons)(6).....................................      692,856            66.2     3,588,533            81.7

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

(2) State Street Bank & Trust Co. acts as trustee for a trust under and for the benefit of certain employee benefit plans of American Telephone & Telegraph Co. ("AT&T") and its subsidiaries. These shares may be deemed to be owned beneficially by the Long Term Investment Trust.

(3) The Northern Trust Company acts as trustee for a trust under and for the benefit of certain employee benefit plans of Lucent Technologies Inc. These shares may deemed to be owned beneficially by the Lucent Technologies Inc. Master Pension Trust.

(4) All of such shares are held of record by AIP. Messrs. Bingham and Rogers are general partners of AIP and share investment and voting power with respect to the securities owned by AIP. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, CA 94111 and the business address of Mr. Rogers is 551 Fifth Avenue, Suite 3800, New York, NY 10176.

(5) All of such shares are held of record by SF Holdings of which Mr. Mehiel beneficially owns 80.2% of the outstanding common stock. The business address of Mr. Mehiel is 373 Park Avenue South, New York, NY, 10016.

(6)   All of such shares are held of record by either AIP or SF Holdings.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Shareholders' Agreement

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated by the shareholders of the Company prior to the SF Holdings Investment (the "Original Shareholders") and two of whom are nominated by SF Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity,
(ii) the sale of all or a material portion of the Company's assets, (iii) entering into any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness, (vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain Management Services Agreement, as amended, Fonda, an affiliate of SF Holdings, manages the day-to-day operations of the Company subject to the direction of the Board of Directors.

         The Original Shareholders, after March 12, 2003, have the right to exchange their shares of Class A Common Stock for warrants (the "Exchange Warrants") to purchase, for nominal consideration, shares of

Class C Common Stock of SF Holdings, representing 10% of the total outstanding shares of common stock of SF Holdings at the consummation of the SF Holdings Investment on a fully diluted basis. SF Holdings has the right to cause such exchange and has the right thereafter to repurchase the Exchange Warrants, in whole or in part, for an aggregate call price of $50.0 million, subject to increase at 12.5% per annum beginning March 12, 1998 until March 12, 2003. Upon occurrence of a merger, the Original Shareholders will be required to exchange their shares of Class A Common Stock for the Exchange Warrants. In addition, in the event SF Holdings proposes to sell shares of Class A or Class B Common Stock in an amount greater than 30% of the outstanding shares of common stock, the Original Shareholders will have the right to participate in such sale. In the event SF Holdings proposes to sell shares of common stock in an amount greater than 30% of the outstanding shares of common stock, SF Holdings will have the right to require the Original Shareholders to sell all, but not less than all, of their shares of common stock.


Management Services Agreement with SF Holdings

         Pursuant to the Management Services Agreement, as amended, SF Holdings and AIPM, which manages AIP, are entitled to receive an aggregate annual fee of $1.85 million, payable semi-annually 45 days after the scheduled interest payment dates for the Senior Secured Notes, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the day to day operations of the Company. AIPM provides substantial ongoing financial and management services to the Company. Fees were split between SF Holdings and AIPM 50/50 during Fiscal 1999. Fees will be split between SF Holdings and AIPM, respectively, 60/40 during Fiscal 2000, 70/30 during Fiscal 2001 and paid 100% to SF Holdings thereafter. SF Holdings has assigned substantially all of its interests under this agreement to Fonda, but retains $200,000 per year of fees for administrative services.


Transactions with Affiliates

         During Fiscal 1999, the Company sold certain of its paper plate manufacturing assets to Fonda for $2.4 million. In February 1999, the Company entered into a five year operating lease with Fonda, whereby the Company leases certain paper cup manufacturing assets from Fonda, resulting in equal monthly payments totaling $0.2 million per year. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms.

         During Fiscal 1999, the Company sold $6.8 million of cups to Fonda, $0.2 million of paper scrap to Fibre Marketing Group, LLC ("Fibre Marketing") and $0.1 million of cups to CEG. Accounts receivable, as of September 26, 1999, from these sales are $0.8 million due from Fonda and $0.1 million due from Fibre Marketing. Sales to these affiliates in preceding fiscal years were not material.

         During Fiscal 1999, the Company purchased $6.1 million of corrugated containers from Four M, $3.8 million of paper plates from Fonda and $0.4 million of travel services from Emerald Lady, Inc. Accounts payable, as of September 26, 1999, from these purchases, are $0.5 million due to Four M and $0.7 million due to Fonda. During Fiscal 1998, the Company purchased $1.8 million of corrugated containers from Four M, of which $0.4 million was payable as of September 27, 1998. Purchases from Fonda and Emerald Lady, Inc. in preceding fiscal years were not material.

         All of the above referenced affiliates are under the common control of the Company's Chief Executive Officer.

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

                  1994).
         10.18 First Amendment to Manufacturing Agreement dated February 25, 1994 (incorporated by reference from Exhibit 10.21 of the 1994 10-K).
         10.19 Patent/Know-How License Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.6 of the Company's report on Form 10-Q dated February 11, 1994).
         10.20 Sweetheart Holdings Inc. Stock Option and Purchase Plan dated December 17, 1993 (incorporated by reference from Exhibit
                  10.26 of the 1994 10-K).
         10.21 Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 9, 1995).
         10.22 Sweetheart Cup Company Inc. Severance Pay Plan (Effective July 1, 1994) (incorporated by reference from Exhibit 10.2 of the Company's report on Form 10-Q dated February 9, 1995).
         10.23 Sweetheart Cup Company Inc. Deferred Compensation Plan dated as of January 27, 1995 (incorporated by reference from Exhibit
                  10.3 of the  Company's  report on Form 10-Q dated  February 9,
                  1995).
         10.24 Registration Statement on Form S-8 dated April 17, 1995 for the Sweetheart Cup Company Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated May 11, 1995).
         10.27 Loan Agreement dated August 1, 1996 between Sweetheart Holdings Inc. and the State of Maryland Department of Business and Economic Development (incorporated by reference from Exhibit 10.27 of the 1996 10-K).
         10.30 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.30 of the 1996 10-K).
         10.32 Special Incentive Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Charles E. Busse dated November 18, 1996 (incorporated by reference from
                  Exhibit 10.32 of the 1996 10-K).
         10.35 Amended and Restated Loan and Security Agreement dated October 24, 1997 between Sweetheart Holdings Inc. as borrower and BankAmerica Business Credit, Inc., as Agent (incorporated by reference from Exhibit 10.35 of the Company's report on Form 10-K dated December 30, 1997 (the "1997 10-K")).
         10.39 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated October 1, 1997 (incorporated by reference from
                  Exhibit 10.39 of the 1997 10-K).
         10.46 Employee Relocation Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and William H. Haas dated December 19, 1997 (incorporated by reference from
                  Exhibit 10.46 of the 1997 10-K).
         10.47 Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.47 of the Company's report on Form 10-Q dated May 15, 1998).
         10.48 Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from
                  Exhibit 10.48 of the Company's report on Form 10-Q dated May 15, 1998).
         10.49 Amendment No. 2 to the Amended and Restated Loan and Security Agreement dated March 10, 1998 (incorporated by reference from
                  Exhibit 10.49 of the Company's report on Form 10-Q dated May 15, 1998).
         10.50 Amendment No. 3 to the Amended and Restated Loan and Security Agreement dated May 12, 1998 (incorporated by reference from
                  Exhibit 10.50 of the Company's report on Form 10-Q dated May 15, 1998).
         10.51 Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit

                  10.51 of the  Company's  report on Form 10-Q dated  August 14,
                  1998).
         10.52 Security Agreement made as of June 15, 1998 between Lily Cups Inc. as Grantor and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.52 of the Company's report on Form 10-Q dated August 14, 1998).
         10.54 Consent and Amendment No. 4 to the Amended and Restated Loan and Security Agreement dated November 1, 1998.
         10.55 Executive Retention Agreement between Sweetheart Holdings Inc. and its subsidiary, Sweetheart Cup Company Inc. and Charles E. Busse dated October 1, 1997.
         16.0     Letter from Arthur  Andersen LLP in  accordance  with Item 304
                  (a)(3) of Regulation S-K (incorporated by reference from Exhibit 16.0 to the Company's report on Form 8-K dated April 29, 1998).
         18.0     Preferability  Letter  (incorporated by reference from Exhibit
                  18.0 of the  Company's  report on Form 10-Q  dated  August 14,
                  1998).
         21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).
         27.0     Financial Data Schedule

(b)  Current Reports on Form 8-K

         No reports on Form 8-K were filed in the fiscal year ended September 26, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                 29

Report of Independent Public Accountants                                     30

Consolidated Balance Sheets as of September 26, 1999
         and September 27, 1998                                              31

Consolidated Statements of Operations and Other
         Comprehensive Income (Loss) for Fiscal Years
         1999, 1998 and 1997                                                 32

Consolidated Statements of Cash Flows for Fiscal Years
         1999, 1998 and 1997                                                 33

Consolidated Statements of Shareholders' Equity for Fiscal
         Years 1999, 1998 and 1997                                           34

Notes to Consolidated Financial Statements                                   35

INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the accompanying consolidated balance sheets of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 26, 1999 and September 27, 1998 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 1999 and 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 1999 and September 27, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1998 the Company changed its method for accounting for inventories from the last-in first-out method to the first-in first-out method and retroactively restated the 1997 consolidated financial statements for the change. Also, as discussed in
Note 15 to the consolidated financial statements, the Company changed its method for accounting for reengineering costs in connection with software installation.


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 19, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the accompanying consolidated balance sheet of SWEETHEART HOLDINGS INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetheart Holdings Inc. and Subsidiaries as of September 30, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, the Company has given retroactive effect to the change in accounting for inventory valuation from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method.


                                                      /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
(except with respect to
 the matter discussed in
 Note 1- Inventories, as
 to which the date is
 December 3, 1998)


                                               SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                  (In thousands, except share data)

                                                                                       September 26,     September 27,
                                                                                            1999             1998
                                                                                       -------------     -------------
                                          Assets
                                          ------
         Current assets:
           Cash and cash equivalents                                                      $2,965            $1,367
           Cash in escrow                                                                      -             5,464
           Receivables, less allowances of $1,905 and $1,817, respectively                88,325            85,248
           Inventories                                                                   129,473           133,065
           Deferred income taxes                                                          12,962            11,506
           Spare parts                                                                    18,421            19,278
                                                                                        --------           -------
                Total current assets                                                     252,146           255,928
                                                                                        --------           -------

         Property, plant and equipment, net                                              331,676           355,224

         Deferred income taxes                                                            41,055            41,395
         Other assets                                                                      9,763            13,079
                                                                                        --------          --------
                Total assets                                                            $634,640          $665,626
                                                                                        ========          ========
                     Liabilities and Shareholders' Equity
                     ------------------------------------

         Current liabilities:
            Accounts payable                                                             $66,654           $66,205
            Accrued payroll and related costs                                             45,089            39,324
            Other current liabilities                                                     39,045            40,866
            Current portion of long-term debt                                            275,446             3,445
                                                                                         -------           -------
                Total current liabilities                                                426,234           149,840
                                                                                         -------           -------
         Long-term debt                                                                  118,446           422,438
         Other liabilities                                                                71,686            74,365
                                                                                         -------           -------
                Total liabilities                                                        616,366           646,643
                                                                                         -------           -------
         Shareholders' equity:

            Class A Common  Stock - Par value  $.01 per  share;  1,100,000  shares
            authorized; 1,046,000 shares issued and outstanding                               10                10
            Class B Common  Stock - Par value  $.01 per  share;  4,600,000  shares
            authorized; 4,393,200 shares issued and outstanding                               44                44
              Additional paid-in capital                                                 101,090           101,090
              Accumulated deficit                                                        (80,083)          (75,670)
              Accumulated other comprehensive income (loss)                               (2,787)           (6,491)
                                                                                        --------          --------
                 Total shareholders' equity                                               18,274            18,983
                                                                                        --------          --------

         Total liabilities and shareholders' equity                                     $634,640          $665,626
                                                                                        ========          ========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                                             Fiscal
                                                    -----------------------------------------------------
                                                            1999               1998             1997(a)
                                                    -------------------- ---------------- ---------------
Net sales                                                 $863,781          $843,502          $886,017
Cost of sales                                              763,750           787,706           822,818
                                                          --------          --------          --------
         Gross profit                                      100,031            55,796            63,199

Selling, general and administrative expenses                67,406            68,818            66,792

Other  (income) expense, net                                (1,180)           12,400               (73)

Asset impairment expense                                         -             5,000            24,550

Restructuring charge (credit)                                 (512)              897             9,680
                                                            ------          --------          --------
         Operating income (loss)                            34,317           (31,319)          (37,750)

Interest expense, net of interest income of $122,
      $755 and $1,547, respectively                         41,671            42,955            40,265
                                                            ------          --------          --------
         Income (loss) before income tax expense
         (benefit), cumulative effect of change
         in accounting principle and
         extraordinary loss                                 (7,354)          (74,274)          (78,015)

Income tax expense (benefit)                                (2,941)          (29,711)          (31,206)
                                                            -------         --------          ---------
         Income (loss) before cumulative effect
         of change in accounting principle and
         extraordinary loss                                 (4,413)          (44,563)          (46,809)

Cumulative effect of change in accounting
    principle (net of income taxes of $1,007)                    -             1,511                 -

Extraordinary loss on debt extinguishment (net of
    income taxes of  $627)                                       -                 -               940
                                                           -------          --------          --------
         Net income (loss)                                 $(4,413)         $(46,074)         $(47,749)
                                                           ========         =========         =========

Other comprehensive income (loss), net of tax:
         Foreign Currency translation adjustment               272            (1,062)             (185)
         Minimum pension liability adjustment
         (net of income taxes of ($2,288) and
         $3,281, respectively)                               3,432            (4,922)                -
                                                           -------          --------          --------
Other Comprehensive income (loss)                            3,704            (5,984)             (185)
                                                           -------          --------          --------
         Comprehensive income (loss)                         $(709)         $(52,058)         $(47,934)
                                                           ========         =========         =========

(a) Prior period balances have been restated (see Note 1 of the Notes to Consolidated Financial Statements).

          See accompanying Notes to Consolidated Financial Statements.


                                                 SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (In thousands)

                                                                                        Fiscal
                                                                          -------------------------------------------
                                                                               1999            1998          1997
                                                                          -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $(4,413)        $(46,074)     $(47,749)
Adjustments  to  reconcile  net  income  (loss)  to net  cash provided by (used in) operating activities:
     Depreciation and amortization                                            48,270           46,738        47,723
     Deferred income tax credit                                               (2,941)         (29,711)      (31,206)
     Gain on sale of assets                                                   (1,301)          (4,245)            -
     Cumulative effect of change in accounting principle, net                      -            1,511             -
     Asset impairment expense                                                      -            5,000        24,550
     Extraordinary loss, net of tax                                                -                -           940
Changes in operating assets and liabilities:
     Receivables                                                              (3,077)             526        (1,341)
     Inventories                                                               3,592            9,212        25,790
     Accounts payable                                                            449            7,272       (11,541)
     Other, net                                                                9,193           (8,023)      (10,408)
                                                                              -------         --------      --------
     Net cash provided by (used in) operating activities                      49,772          (17,794)       (3,242)
                                                                              ------          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant and equipment                                   (30,790)         (37,534)      (47,757)
Proceeds from sale of bakery                                                       -           14,718             -
Proceeds from sales of property, plant and equipment                           9,058            7,719        17,843
                                                                             --------         --------      --------
     Net cash provided by (used in) investing activities                     (21,732)         (15,097)      (29,914)
                                                                             --------         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES

Net borrowings (repayments) under revolving credit
     facilities                                                              (28,619)          54,433        44,852
Repayment of debt                                                             (3,287)         (58,562)            -
(Increase)/decrease in restricted cash                                             -           29,016          (146)
(Increase)/decrease in cash escrow                                             5,464            7,859       (13,323)
Payment of financing fees                                                          -           (1,509)            -
Other                                                                              -              371            52
                                                                             --------         --------       -------
     Net cash provided by (used in) financing activities                     (26,442)          31,608        31,435
                                                                             --------         --------       -------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                               1,598           (1,283)       (1,721)

CASH AND CASH EQUIVALENTS, beginning of period                                 1,367            2,650         4,371
                                                                             --------          -------       -------
CASH AND CASH EQUIVALENTS, end of period                                      $2,965           $1,367        $2,650
                                                                             ========          =======       =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                                            $39,828          $39,866       $38,818
                                                                             ========          =======       =======
    Income taxes paid                                                           $ 80            $ 711          $  -
                                                                             ========          =======       =======

          See accompanying Notes to Consolidated Financial Statements.


                                                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                (In thousands)

                                                                                   Accumulated     Retained
                                              Class A     Class B     Additional      Other       Earnings/              Total
                              Common Stock    Common       Common       Paid-In   Comp-rehensive (Accumulated  Note   Shareholders'
                                            Stock (par) Stock (par)     Capital   Income (Loss)    Deficit)  Receivable   Equity
                              -----------------------------------------------------------------------------------------------------
Balance, September 30, 1996      101,100         --          --          --           (322)      18,197         (423)     118,552

Net income (loss)                   --           --          --          --           --        (47,749)        --        (47,749)

Payment received on note
  receivable                        --           --          --          --           --           --             52           52

Translation adjustment              --           --          --          --           (185)        --           --           (185)
                              ----------   ----------   ---------   ---------    ---------    ---------    ---------    ---------
Balance, September 30, 1997      101,100         --          --          --           (507)     (29,552)        (371)      70,670

Net income (loss)                   --           --          --          --           --        (46,074)        --        (46,074)

Stock dividend                      --           --            44        --           --            (44)        --           --

Common stock exchange           (101,100)          10        --       101,090         --           --           --           --

Payment received on note
  receivable                        --           --          --          --           --           --            371          371

Minimum pension liability
  adjustment                        --           --          --          --         (4,922)        --           --         (4,922)

Translation adjustment              --           --          --          --         (1,062)        --           --         (1,062)
                              ----------   ----------   ---------   ---------    ---------    ---------    ---------    ---------

Balance, September 27, 1998         --             10          44     101,090       (6,491)     (75,670)        --         18,983

Net income (loss)                   --           --          --          --           --         (4,413)        --         (4,413)

Minimum pension liability
  adjustment                        --           --          --          --          3,432         --           --          3,432

Translation adjustment              --          --          --           --            272         --           --            272
                              ----------   ---------    ---------   ---------    ---------    ---------    ---------    ---------
Balance, September 26, 1999   $     --     $       10   $      44   $ 101,090    $  (2,787)   $ (80,083)   $    --      $  18,274
                              ==========   ==========   =========   =========    =========    =========    =========    =========

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


1.  SIGNIFICANT ACCOUNTING POLICIES

         Business Segments - The Company operates in a single segment. It is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 1999, the Company had net sales of approximately $864 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R) and Preference(TM) for cups and plates and Silent Service(R), Centerpiece(R), Basix(R), Guildware(R) and Simple Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants. Sales to a major customer accounted for 11.7%, 12.1% and 13.7% for Fiscal Years 1999, 1998 and 1997, respectively. In Fiscal 1999, domestic sales accounted for approximately 93% of the Company's net sales while sales to Canadian customers totaled approximately 7%.

         Fiscal year end - In Fiscal 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the year ended September 30 to the 52 or 53 week period ending on the last Sunday in September. Fiscal 1999 is the 52 week period ended September 26, 1999. Fiscal 1998 is the period from October 1, 1997 through September 27, 1998. Fiscal 1997 is the year ended September 30, 1997.

         Principles of Consolidation and Translation - The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis as of September 26, 1999, September 27, 1998 and September 30, 1997 and for Fiscal Years 1999, 1998 and 1997. Assets and liabilities denominated in Canadian dollars are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment. All significant intercompany and intergroup accounts and transactions have been eliminated.

         Cash, including Cash Equivalents, Restricted Cash and Cash in Escrow - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes (See Note 10) and is held in escrow with the trustee until utilized.

         Inventories - Effective June 1, 1998, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method. Management believes that the FIFO method is preferable because it more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date and more accurately matches revenues with costs reported during the period presented. The financial statements of prior periods have been restated to apply the FIFO method of accounting for inventories retroactively. The effect of this restatement was to decrease retained earnings as of September 30, 1996 by $2.9 million. Net income decreased by $0.1 million and $1.1 million in Fiscal Years 1998 and 1997, respectively.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation, and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of property, plant and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

         The asset lives of buildings and fixtures range between 12 and 50 years and have an average useful life of 38 years. The asset lives of equipment range between 5 and 18 years and have an average useful life of 13 years.

         Revenue Recognition - Revenue is recognized upon shipment of product.

         Income Taxes - Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The principal differences relate to depreciation expense and pension and post-retirement benefits.

         No deferred income taxes have been provided on the cumulative undistributed earnings of the Canadian subsidiary of Sweetheart Cup. Those earnings (approximately $12.0 million) are considered permanently reinvested under Accounting Principles Bulletin No. 23.

         Reclassifications   -  Certain   prior   period   balances   have  been
reclassified to conform with current presentation.

         Impact of Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company is in the process of evaluating the new statement, which is effective for Fiscal 2001.

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


2.  INVENTORIES

         The components of inventories are as follows (in thousands):

                                                September 26,     September 27,
                                                    1999              1998
                                                ------------      -------------
               Raw materials and supplies          $30,092           $27,661
               Finished  products                   92,193            96,943
               Work in progress                      7,188             8,461
                                                  --------          --------
                        Total inventories         $129,473          $133,065
                                                  ========          ========

3.  PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                                 September 26,    September 27,
                                                      1999            1998
                                                 --------------   -------------
     Land                                         $   19,051       $   19,111
     Buildings and improvements                       89,933           79,774
     Machinery and equipment                         444,302          414,273
     Construction in progress                          5,575           26,561
                                                  ----------       ----------
         Total property, plant and equipment         558,861          539,719
                                                  ----------       ----------
     Accumulated depreciation                       (227,185)        (184,495)
                                                  -----------      -----------
         Property, plant and equipment, net       $  331,676       $  355,224
                                                  ==========       ===========

         Depreciation of property, plant and equipment totaled $45.9 million, $43.9 million and $44.1 million in Fiscal 1999, 1998 and 1997, respectively.


4.  OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                                 September 26,     September 27,
                                                     1999              1998
                                              ------------------   -------------
     Debt issuance costs, net of
          accumulated amortization                $    4,077       $    6,426
     Intangible pension asset
          (See Note 8)                                 2,217            2,256
     Prepaid assets                                      989            2,016
     Other                                             2,480            2,381
                                                  ----------       ----------
              Total other assets                  $    9,763       $   13,079
                                                  ==========       ==========

         Amortization of debt issuance costs totaled $2.4 million, $2.8 million and $3.6 million for Fiscal 1999, 1998 and 1997, respectively, and is included in interest expense. In addition, during Fiscal 1997, the Company accelerated $1.6 million of amortization for unamortized debt issuance costs related to the early retirement of debt. This charge is shown as an extraordinary loss (net of $0.6 million of income taxes) on the Consolidated Statements of operations and Other Comprehensive Income (Loss).

5.  OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                                September 26,      September 27,
                                                     1999              1998
                                                -------------      -------------
     Sales allowances                            $   8,980         $   8,146
     Restructuring charges                               -             1,637
     Taxes, other than income taxes                  4,434             3,591
     Litigation, claims and assessments
          (See Note 17)                             20,004            18,903
     Interest payable                                3,616             3,925
     Other                                           2,011             4,664
                                                 ---------         ---------
          Total other current liabilities        $  39,045         $  40,866
                                                 =========         =========

6.  OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                                September 26,     September 27,
                                                     1999              1998
                                                -------------     -------------
     Post-retirement health care benefits
          (See Note 8)                           $  59,401          $  57,564
     Pensions (See Note 8)                           9,044             15,960
     Prepaid vendor credits                          1,500                  -
     Other                                           1,741                841
                                                 ---------          ---------
              Total other liabilities            $  71,686          $  74,365
                                                 =========          =========


7.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The Company adopted the comprehensive income statement format required by the Financial Accounting Standards Board SFAS No. 130, Reporting Comprehensive Income effective with Fiscal 1999, and has restated all prior periods presented. The components of accumulated other comprehensive income
(loss) are as follows (in thousands):

                                                September 26,     September 27,
                                                     1999              1998
                                                -------------     -------------
     Foreign currency translation
          adjustment                              $  (1,297)        $ (1,569)
     Minimum pension liability
          adjustment                                 (1,490)          (4,922)
                                                  ----------        ---------
     Accumulated other comprehensive
          income (loss)                           $  (2,787)        $ (6,491)
                                                  ==========        =========

8.  EMPLOYEE BENEFIT AND POST-RETIREMENT HEALTH CARE PLANS

         The Company sponsors various defined benefit post-retirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of the Company's plans are contributory, with retiree contributions adjusted annually. The Company does not fund the plans.

         A majority of the employees ("participants") are covered under a 401(k) defined contribution plan. The Company's annual contributions to this defined contribution plan represent a 50% match on participant contributions for Fiscal Years represented through 1999. The Company's match is limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were $3.2 million, $3.4 million and $3.6 million for Fiscal 1999, 1998 and 1997, respectively. Certain employees are covered under defined benefit plans. Certain benefits under the plans are generally based on fixed amounts for each period of service.


         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                                           Fiscal
                                            ------------------------------------
                                              1999          1998        1997
                                            ------------------------------------
      Pension Benefits
      Service Cost                          $ 1,019      $    989     $  1,111
      Interest Cost                           4,013         3,881        3,720
      Return on plan assets                  (3,916)       (3,883)      (3,212)
      Amortization of prior service cost        241           222          244
      Recognized net actuarial cost             269            41           18
                                            ---------    ---------    --------
           Net periodic pension cost        $ 1,626      $  1,250     $  1,881
                                            ---------    ---------    --------

      Other Benefits
      Service Cost                         $  1,027      $    898     $    859
      Interest Cost                           3,271         3,056        3,098
      Amortization of prior service cost       (299)         (432)        (416)
      Recognized net actuarial cost            (416)         (978)        (910)
                                           ---------     ---------    --------
           Net periodic benefit cost       $  3,583      $  2,544     $  2,631
                                           ---------     ---------    --------

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):


                                                   Pension Benefits                Other Benefits
                                               September 26,  September 27,  September 26,  September 27,
                                                   1999          1998            1999            1998
                                               -------------  -------------  -------------  -------------
Change in benefit obligation:
Benefit obligation at beginning of period       $ 58,653      $ 52,710       $ 48,771       $ 42,833
Service cost                                       1,019           989          1,027            898
Interest cost                                      4,013         3,881          3,271          3,056
Amendments                                           202           948         (3,520)           331
Actuarial (gain) or loss                          (3,469)        3,441         (4,962)         4,615
Benefits paid                                     (3,544)       (3,316)        (2,181)        (2,962)
                                                --------      --------       --------       --------
   Benefit obligation at end of period          $ 56,874      $ 58,653       $ 42,406       $ 48,771
Change in plan assets:
Fair  value of plan  assets at  beginning  of
     period                                     $ 38,600      $ 39,243           --             --
Actual return on plan assets                       5,737          (249)          --             --
Employer contributions to plan                     3,530         2,922          1,746          2,962
Participant contributions to plan                   --            --              435           --
Benefits paid                                     (3,544)       (3,316)        (2,181)        (2,962)
                                                --------      --------       --------       --------
   Fair value of plan assets at end of period   $ 44,323      $  38,600           --             --

Funded status                                   $(12,551)     $(20,053)      $(42,406)      $(48,771)
Unrecognized prior service cost                    2,217         2,256         (7,202)        (4,098)
Unrecognized (gain) loss                           2,444         8,004        (12,893)        (7,796)
                                                --------      --------       --------       --------
   Net liability recognized                     $ (7,890)     $ (9,793)      $(62,051)      $(60,665)
                                                --------      --------       --------       --------


         The following sets forth the amounts recognized in the Consolidated Balance Sheets:

                                                        Pension Benefits                  Other Benefits
                                                 September 26,    September 27,    September 26,  September 27,
                                                      1999            1998             1999           1998
                                                 -------------   --------------    -------------  ------------
Accrued benefit liability                       $ (12,551)       $(20,053)         $(62,501)       $(60,665)
Intangible asset                                    2,217           2,256              --              --
Other (gain) loss                                     (40)           (199)             --              --
Deferred income taxes                                 994           3,281              --              --
Accrued other comprehensive (income) loss           1,490           4,922              --              --
                                                  -------         -------           -------         -------
   Net liability recognized                     $  (7,890)       $ (9,793)         $(62,051)       $(60,665)
                                                  -------         -------           -------         -------


         The assumptions used in computing the preceding information are as follows:

                                                            Fiscal
                                                 --------  ---------   -------
                                                   1999       1998       1997
                                                 --------  ---------   --------
              Pension Benefits
              Discount rate                        7.75%      7.00%      7.50%
              Rate of return on plan assets       10.00%     10.00%     10.00%
              Other Benefits

              Discount rate                        7.75%      7.00%      7.50%

     For measurement purposes, an 8% annual rate of increase in health care benefits was assumed for 1999. The rate is assumed to decrease gradually to 5% for 2001 and will remain at that level thereafter.

     A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                               One Percentage     One Percentage
                                               Point Increase     Point Decrease
                                               --------------     --------------
         Effect on accumulated post-
              retirement benefit obligation         $3,072          $(2,703)
         Effect on net periodic post-
              retirement benefit cost                 $210            $(177)


9.  INCOME TAXES

         The  income  tax  benefit   includes  the  following   components   (in
thousands):

                                        Fiscal
                            -----------------------------
                                1999     1998      1997
                            -----------------------------
Current-
   Federal                   $  --     $  --     $  --
   State                        --        --        --
   Foreign                      --        --        --
                             -------   -------   -------
    Total current               --        --        --
                             -------   -------   -------
Deferred -
   Federal                     2,549    25,588    26,794
   State                         364     3,656     3,828
   Foreign                        28       467       584
                             -------   -------   -------
    Total deferred             2,941    29,711    31,206
                             -------   -------   -------
                             $ 2,941   $29,711   $31,206
                             =======   =======   =======

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 1999, 1998 and 1997 as a result of the following:

                                                       Fiscal Years
                                        ---------------------------------------
                                        1999              1998           1997
                                        ---------------------------------------
U.S. Federal tax rate                    35%               35%            35%
State income taxes, net of
   U.S. Federal tax impact                4                 4              4
Other, net                                1                 1              1
                                         ---               ---            ---
       Effective tax rate                40%               40%            40%
                                         ===               ===            ===

         At September 26, 1999, the Company has deferred tax liabilities of $139 million, of which $13 million are current in nature and deferred tax assets of $193 million, of which $25 million are current in nature. Deferred tax assets and liabilities have been netted as a current asset and non-current asset in the accompanying Consolidated Balance Sheets. The principal temporary differences included above are depreciation, a $63 million liability, inventory adjustments, an $11 million liability, net operating loss carry forwards, an $84 million asset, post-retirement health and pension benefits, a $27 million asset, other employee benefits, an $8 million asset and $9 million of other net miscellaneous items.

         At September 27, 1998, the Company had deferred tax liabilities of $137 million, of which $17 million were current in nature, and deferred tax assets of $190 million, of which $28 million were current in nature. Deferred tax assets and liabilities have been netted as a current asset and a non-current asset in the accompanying Consolidated Balance Sheets. The principal temporary differences included above are depreciation, a $64 million liability, inventory adjustments, a $17 million liability, net operating loss carryforwards, a $79 million asset, post-retirement health and pension benefits, a $30 million asset, other employee benefits, an $11 million asset and $14 million of other net miscellaneous asset items.

         The Company has net operating loss carryforwards for income tax purposes of approximately $214 million, of which $5 million expire in 2004, $51 million expire in 2005, $25 million expire in 2006, $13 million expire in 2007, $28 million expire in 2008, $46 million expire in 2012, $45 million expire in 2018 and $1 million expire in 2019.

         Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

10.  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                                  September 26,    September 27,
                                                      1999             1998
                                                ---------------    ------------
9.625% Senior Secured Notes                         $190,000          $190,000

10.5% Senior Subordinated Notes                      110,000           110,000

U.S. Credit Facility                                  84,476           113,708

Canadian Credit Facility                               9,416             9,675

Industrial revenue bond                                    -             2,500
                                                   ---------          --------
     Total debt                                      393,892           425,883

Less - Current portion of long-term debt            (275,446)           (3,445)
                                                   ---------          ---------
     Total long-term debt                           $118,446          $422,438
                                                    ========          ========

The aggregate annual maturities of long-term debt at September 26, 1999 are as follows (in thousands):

                  Fiscal 2000                                  $ 275,446
                  Fiscal 2001                                      8,446
                  Fiscal 2002                                          -
                  Fiscal 2003                                    110,000
                  Fiscal 2004 and thereafter                           -
                                                                --------
                                                                $393,892
                                                                ========

         U.S. Credit Facility - The Company's 1997 Amended and Restated Credit Agreement, as amended, (the "U.S. Credit Facility") provides for a $135 million revolving credit facility, which matures on August 1, 2000. Borrowings bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.25% or
(ii) a bank's base rate plus 1%, plus certain other fees. The average interest rate in Fiscal 1999 was 7.8%. Availability is based on eligible inventory and accounts receivable. As of September 26, 1999, there was $2.0 million of outstanding standby letters of credit and $42.3 million available for additional borrowings. The fee for outstanding letters of credit is 1.75% per annum and there is a commitment fee of 0.5% per annum on the daily average unused amount of the commitments.

         The indebtedness of Sweetheart Cup under the U.S. Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfected security interest in inventory, accounts receivable and all proceeds of the foregoing of Sweetheart Cup, a first priority security interest, shared with the holders of the Senior Secured Notes, in Shared Collateral (as defined in the U.S. Credit Facility to include primarily all capital stock owned by Sweetheart Holdings and Sweetheart Cup and of each of their respective present and future direct subsidiaries, all inter-company indebtedness payable to Sweetheart Holdings or Sweetheart Cup by Sweetheart Holdings, Sweetheart Cup or their respective present and future subsidiaries, and any proceeds from business interruption insurance), and a second priority perfected security interest in the Senior Secured Note collateral as described below.

         The U.S. Credit Facility contains various covenants that limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures and the use of proceeds from asset sales and certain other business activities. Additionally, the Company must maintain on a consolidated basis, certain specified ratios at specified times, including, without limitation, maintenance of minimum fixed charge coverage ratio. The Company is currently in compliance with all covenants under the U.S. Credit Facility. The U.S. Credit Facility provides for partial mandatory prepayments upon the issuance of equity by Sweetheart Holdings or any of its subsidiaries and full repayment upon any change of control (as defined in the Agreement).

         Senior Secured Notes and Senior Subordinated Notes - Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to $190 million of Senior Secured Notes and $110 million of Senior Subordinated Notes.

         The Senior Secured Notes bear interest at 9.625% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2000. The Senior Secured Notes are subject to redemption at the option of the Company, in whole or in part, at 100% of face value, plus accrued interest to the redemption date. The Senior Secured Notes are secured by a first priority lien on substantially all of the assets of Sweetheart Cup, excluding collateral under the U.S. Credit Facility, the capital stock of its subsidiaries, and inter-company indebtedness. Such notes are also secured by a second lien on collateral under the U.S. Credit Facility. The Senior Secured Notes and borrowings under the U.S. Credit Facility are also jointly secured by Shared Collateral.

         The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2003. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, for redemptions during the twelve month period beginning September 1 as follows: 1999 - 102.625%, 2000 - 101.313% and 2001 and thereafter
- 100%. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all Senior Secured Notes, all borrowings under the U.S. Credit Facility and all other indebtedness not otherwise prohibited.

         The Sweetheart Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemptions, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         Canadian Credit Facility - A Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility"). which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of September 26, 1999, Cdn $4.3 million (approximately $2.9 million) was available under the Canadian Credit Facility.


11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments included in current assets and current liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. Long-term debt instruments, other than the Company's Senior Secured Notes and Senior Subordinated Notes, have variable interest rates that fluctuate along with current market conditions and thus the carrying value approximates their fair value.

         The fair value of the Company's Senior Secured Notes and Senior Subordinated Notes is estimated to be $17.8 million lower than the carrying value at September 26, 1999 and $40.0 million lower than the carrying value at September 27, 1998.


12.  LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled $18.7 million, $16.6 million and $16.8 million for Fiscal Years 1999, 1998 and 1997, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 26, 1999 are as follows (in thousands):

                  Fiscal 2000                                 $  12,314
                  Fiscal 2001                                     9,515
                  Fiscal 2002                                     8,614
                  Fiscal 2003                                     6,648
                  Fiscal 2004                                     4,694
                  Fiscal 2005 and thereafter                     23,303
                                                              ---------
                                                              $  65,088
                                                              =========

13.  SHAREHOLDERS' EQUITY

         Prior to March 12, 1998, Sweetheart Holdings had a single-class capital structure consisting of 3,000,000 shares of common stock, par value $.01 per share, of which 1,046,000 shares were issued and outstanding. Of the outstanding shares, 1,040,000 were issued in conjunction with the acquisition of the Company on August 30, 1993. In fiscal 1994, the Company sold an additional 6,000 shares of stock, for which it received approximately $100,000 in cash and a $500,000 promissory note. The promissory note that was reflected as a reduction to shareholders' equity in the consolidated balance sheet at September 30, 1997 was paid in full on March 12, 1998.

         On March 12, 1998, the shareholders of the Company consummated the SF Holdings Investment. In connection with this transaction, the Board of Directors of Sweetheart Holdings authorized two new classes of common stock: 1,100,000 shares of Class A Common Stock, $0.01 par value and 4,600,000 shares of Class B Common Stock, $0.01 par value. On March 11, 1998, the shareholders of record exchanged their shares of common stock for a new Class A Common Stock in a one for one stock exchange. In addition, a stock dividend of 4.2 shares of a new Class B Common Stock was declared to the shareholders of record on March 11, 1998. SF Holdings acquired from the Company's shareholders' 48% of the Company's outstanding Class A Common Stock and all of the outstanding Class B Common Stock. As a result, SF Holdings holds 90% of the total number of outstanding shares of both classes of the Company's common stock.

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated by the Original Shareholders and two of whom are nominated by SF
Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board of Directors require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity, (ii) the sale of all or a material portion of the Company's assets, (iii) entering into any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness,
(vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain Management Services Agreement, as amended, Fonda, an affiliate of SF Holdings, manages the day-to-day operations of the Company subject to the direction of the Board of Directors.

         The Class A and Class B Common Stock have the same powers, preferences and rights, except that the Class B Common Stock has no voting rights. Class A and Class B Common Stock share the profits and losses generated by the Company on a pro-rata basis. Each outstanding Class A Common Share is entitled to one vote on any matter submitted to a vote of shareholders and has no cumulative voting rights. Subject to Delaware law and limitations in certain debt instruments (Senior Secured Notes, Senior Subordinated Notes and borrowings under the U.S. Credit Facility), common shareholders are entitled to receive such dividends as may be declared by Sweetheart Holdings' Board of Directors out of funds legally available thereof. In the event of a liquidation, dissolution or winding up of Sweetheart Holdings, common shareholders are entitled to share ratably in all assets remaining after payment or provision for payment of debts or other liabilities of Sweetheart Holdings.

         In addition, the Original Shareholders, after March 12, 2003, have the right to exchange their shares of Class A Common Stock for warrants (the "Exchange Warrants") to purchase, for nominal consideration, shares of Class C Common Stock of SF Holdings representing 10% of the total outstanding shares of common stock of SF Holdings at the consummation of the SF Holdings Investment on a fully diluted basis. SF Holdings has the right to cause such exchange and has the right thereafter to repurchase the Exchange Warrants, in whole or in part, for an aggregate call price of $50.0 million, subject to increase at 12.5% per annum beginning March 12, 1998 until March 12, 2003. Upon occurrence of a merger, the Original Shareholders will be required to exchange their shares of Class A Common Stock for the Exchange Warrants. In addition, in the event SF Holdings proposes to sell shares of Class A or Class B Common Stock in an amount greater than 30% of the outstanding shares of common stock, the Original Shareholders will have the right to participate in such sale. In the event SF Holdings proposes to sell shares of common stock in an amount greater than 30% of the outstanding shares of common stock, SF Holdings will have the right to require the Original Shareholders to sell all, but not less than all, of their shares of common stock.

         The Board of Directors of Sweetheart Holdings approved the Stock Option and Purchase Plan (the "Option Plan") during fiscal year 1994 which provides for the granting of nonqualified and incentive stock options as defined by the Internal Revenue Code. The Option Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee has the authority to select participants, grant stock purchase options and make all necessary determinations for the administration of the Option Plan. The exercise price per share of common stock under each option is fixed by the Committee at the time of the grant of the option and is equal to at least 100% of the fair market value of a share of common stock on the date of grant, but not less than $100 per share. The Committee determines the term of each option that may not exceed ten years from the date of grant of the option. The Option Plan provides for the issuance of up to 103,000 shares of common stock in connection with the stock options granted under the Option Plan. Options that are canceled or expire unexercised are available for future grants. All options are granted via approval of the Board of Directors. In conjunction with the SF Holdings Investment, all options outstanding as of March 12, 1998 were cashed out in full and canceled.


14.  OTHER EXPENSE (INCOME)

         In Fiscal 1999, the Company sold certain of its paper plate and paper cup equipment at a net gain of $0.4 million and consolidated a facility in Canada resulting in a $0.8 million gain on the sale of duplicate assets.

         In Fiscal 1998, the Company recognized certain non-recurring charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the SF Holdings Investment, $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives, $3.4 million of expense based on actuarial estimates associated with pending litigation and asset write-downs of $1.8 million associated with the sale of the Riverside facility. These expenses were offset in part by the $3.3 million gain on the sale of the bakery business.


15.  NON-RECURRING CHARGES

         In the quarter ended March 31, 1998, the Company reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%. In connection with such plans, the Company recognized $5.1 million of charges for severance and related costs, of which $1.4 million of cash expenditures remained unpaid as of September 27, 1998. During Fiscal 1999, the Company paid $1.0 million of severance and related costs. In addition, $0.4 million of the restructuring reserve was decreased as the restructuring plan was completed.

         In the quarter ended March 31, 1998, the Company decided to rationalize certain product lines. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines, which resulted in a $5.0 million charge to write-down the assets to their fair market value.

         In the quarter ended September 30, 1997, the Company adopted a restructuring plan designed to improve efficiency and enhance its competitiveness. Restructuring charges of $9.7 million were recognized, consisting of cash charges primarily related to severance costs, as well as costs to close and exit the Riverside facility. Including the unspent portion of these charges, the Company had total restructuring reserves of $13.2 million classified as "Other current liabilities" as of September 30, 1997. During Fiscal 1998, the Company paid $8.8 million of severance, plant closure and related costs. In addition, $4.2 million of the restructuring reserve was decreased due to a change in the restructuring plan as a result of a change in senior management in connection with the SF Holdings Investment. During Fiscal
1999, the company paid $0.1 million of severance and related expenses. In addition, $0.1 million of the restructuring reserve was decreased as the restructuring plan was completed.

         During the quarter ended December 31, 1997, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.

         As a result of market conditions experienced by the Company and the decision to close facilities as described above, the Company reviewed the carrying value of its long-lived assets in Fiscal 1997. Certain assets were identified which would be disposed of, abandoned or become obsolete prior to the end of their accounting useful lives and were written-down accordingly, resulting in a pre-tax non-cash charge totaling $24.6 million in Fiscal 1997. The loss on asset disposal and impairment had no impact on the Company's cash flow or its ability to generate cash flow in the future.


16.  RELATED-PARTY TRANSACTIONS

         Pursuant to the Management Services Agreement, as amended, SF Holdings and AIPM, which manages AIP, are entitled to receive an aggregate annual fee of $1.85 million, plus expenses, payable semi-annually. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the day to day operations of the Company. AIPM provides substantial ongoing financial and management services to the Company. Fees were split between SF Holdings and AIPM 50/50 during Fiscal 1999. Fees will be split between SF Holdings and AIPM, respectively, 60/40 during Fiscal 2000, 70/30 during Fiscal 2001 and paid 100% to SF Holdings thereafter. SF Holdings has assigned substantially all of its interests under this agreement to Fonda, but retains $200,000 per year of fees for administrative services.

         During Fiscal 1999, the Company sold certain of its paper plate manufacturing assets to Fonda for $2.4 million. In February 1999, the Company entered into a five year operating lease with Fonda, whereby the Company leases certain paper cup manufacturing assets from Fonda, resulting in equal monthly payments totaling $0.2 million per year. Independent appraisals were obtained to determine the fairness of both the purchase price and lease terms.

         During Fiscal 1999, the Company sold $6.8 million of cups to Fonda, $0.2 million of paper scrap to Fibre Marketing and $0.1 million of cups to CEG. Accounts receivable, as of September 26, 1999 from these sales are $0.8 million due from Fonda and $0.1 million due from Fibre Marketing. Sales to these affiliates in preceding fiscal years were not material.

         During Fiscal 1999, the Company purchased $6.1 million of corrugated containers from Four M, $3.8 million of paper plates from Fonda and $0.4 million of travel services from Emerald Lady, Inc. Accounts payable, as of September 26, 1999, from these purchases, are $0.5 million due to Four M and $0.7 million due to Fonda. During Fiscal 1998, the Company purchased $1.8 million of corrugated containers from Four M, of which $0.4 million was payable as of September 27, 1998. Purchases from Fonda and Emerald Lady, Inc. in preceding fiscal years were not material.

         All of the above referenced affiliates, except AIP and AIPM, are under the common control of the Company's Chief Executive Officer.


17.  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United

States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States
District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. The Company has begun the process of paying out the termination liability. As of November 19, 1999, the Company has disbursed $4.2 million in termination payments.

         On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery is expected to be completed by the end of December 1999. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

         A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. This amount has been fully reserved by the Company, with the first of two payments, $1.6 million, made on September 30, 1999. The second payment of $1.0 million is due July 1, 2000.

         On July 13, 1999, the Company received a letter from the EPA identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company denies liability and has no reason to believe the final outcome of this matter will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about its ultimate effect on the Company, if any, given the early stage of this investigation.

          The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.


18. SUBSEQUENT EVENTS

         The Company is currently under contract to sell a 400,000 square foot warehouse facility located in Owings Mills, Maryland. The Company does not expect to incur a loss from the sale.

19. SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         The following tables provide summarized financial information for Sweetheart Cup and subsidiaries (in thousands):

                               September 26,      September 27,
                                   1999               1998
                               -------------      -------------

Current assets                   $253,651           $257,399
Other assets                      392,037            437,264
Current liabilities               402,037            122,516
Other liabilities                 247,868            562,828


         Prior year amounts below have been reclassified as noted in Note 1:

                                                     Fiscal
                                 -----------------------------------------------
                                    1999              1998              1997
                                 -----------------------------------------------

Net sales                          $863,781         $843,502          $886,017
Gross profit                         77,897           32,664            35,331
Income (loss) from
  continuing operations
  before cumulative effect
  of change in accounting
  principle and extraordinary
  loss                               (5,267)         (41,593)          (37,221)
Net income (loss)                    (5,267)         (42,999)          (38,161)

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                 52

Report of Independent Public Accountants                                     53

Schedule II - Valuation and Qualifying Accounts                              54

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 26, 1999 and September 27, 1998 and years then ended, and have issued our report thereon dated November 19, 1999; such consolidated financial statements and report are included in this Form 10-K. The schedule listed in the accompanying index is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 19, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Sweetheart Holdings Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended of Sweetheart Holdings Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated December 8, 1997 (except with respect to the matter discussed in Note 1 - Inventories, as to which the date is December 3, 1998). Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                    /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
December 8, 1997
   (except with respect to the
    matter  discussed in Note 1 -
    Inventories,  as to which the
    date is December 3, 1998)

                                                                    SCHEDULE II


                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                             Additions
                                                             ---------
                                      Balance at     Charged to     Charged                         Balance at
                                      beginning      costs and      to other                          end of
         Classifications              of period      expenses (1)   accounts (2)    Deductions (3)    period
         ---------------              ---------       ------------   ------------   --------------    ------

Allowance for Doubtful Accounts:
Fiscal 1999                            $1,817         $  341         $  11            $  264          $ 1,905
Fiscal 1998                             1,740            769            (4)              688            1,817
Fiscal 1997                             2,466            446            51             1,223            1,740


(1)      Provision for doubtful accounts.
(2) Includes recoveries on accounts previously written-off, translation adjustments and reclassifications.
(3)      Accounts written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on November 24, 1999.

                                   SWEETHEART HOLDINGS INC.
                                   (Registrant)

                                    By: /s/ DENNIS MEHIEL
                                       --------------------------------
                                            Dennis Mehiel
                                            Chief Executive Officer and
                                            Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 24, 1999, by the following persons in the capacities indicated:

              Signature                         Capacity
              ---------                         --------

         /s/ DENNIS MEHIEL                 Chief Executive Officer and Chairman
         -----------------------           of the Board
             Dennis Mehiel


         /s/ THOMAS ULEAU                  President, Chief Operating Officer
         -----------------------           and Director
             Thomas Uleau


         /s/ W. RICHARD BINGHAM            Director
         -----------------------
            W. Richard Bingham


         /s/ THEODORE C. ROGERS            Director
         -----------------------
             Theodore C. Rogers


         /s/ KIM A. MARVIN                 Director
         -----------------------
             Kim A. Marvin


         /s/ HANS H. HEINSEN               Senior Vice  President  - Finance
         -----------------------           and Chief  Financial Officer
             Hans H. Heinsen               (Principal  Financial Officer  and
                                           Principal Accounting Officer)