Form 10-Q
period 1999-12-26
SWEETHEART HOLDINGS INC \DE\
filed 2000-01-24
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   [X] Quarterly Report Pursuant to Section 13
             or 15(d) of the Securities Exchange Act of 1934 for the
                              Thirteen Weeks Ended
                                December 26, 1999

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

Yes [X] No [   ]


         The number of shares outstanding of the Registrant's common stock as of January 24, 2000:
           Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value - 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value - 4,393,200 shares


* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                              (Unaudited)
                                                                              December 26,          September 26,
                                                                                  1999                  1999
                                                                            ------------------     ----------------
                                     Assets
      Current assets:
         Cash and cash equivalents                                             $    2,533             $    2,965
         Receivables, less allowances of $1,885 and $1,905,
           respectively
                                                                                   77,090                 88,325
         Inventories                                                              140,038                129,473
         Deferred income taxes                                                     12,962                 12,962
         Spare parts - current                                                     16,660                 16,278
                                                                                ---------              ---------
                  Total current assets                                            249,283                250,003
                                                                                ---------              ---------
      Property, plant and equipment, net                                          316,338                322,967
      Deferred income taxes                                                        40,898                 41,055
      Spare Parts                                                                  11,106                 10,852
      Other assets                                                                  8,304                  9,763
                                                                                ---------            -----------
                  Total assets                                                 $  625,929             $  634,640
                                                                               ==========             ==========
                      Liabilities and Shareholders' Equity
       Current liabilities:
         Accounts payable                                                      $   68,995             $   66,654
         Accrued payroll and related costs                                         37,942                 45,089
         Other current liabilities                                                 38,948                 39,045
         Current portion of long-term debt                                        274,538                275,446
                                                                                ---------              ---------
                  Total current liabilities                                       420,423                426,234
                                                                                ---------              ---------
      Long-term debt                                                              117,631                118,446
      Other liabilities                                                            69,481                 71,686
                                                                               ----------             ----------
                  Total liabilities                                               607,535                616,366
                                                                               ----------             ----------
      Shareholders' equity:

         Class A Common stock -- Par value $.01 per share; 1,100,000
           shares authorized; 1,046,000 shares issued and outstanding                  10                     10
         Class B Common stock - Par value $.01 per share; 4,600,000
           shares authorized; 4,393,200 shares issued and outstanding                  44                     44
         Additional paid-in capital                                               101,090                101,090
         Accumulated deficit                                                      (80,687)               (80,083)
         Accumulated other comprehensive income (loss)                             (2,063)                (2,787)
                                                                                ---------              ---------
                  Total shareholders' equity                                       18,394                 18,274
                                                                                ---------              ---------
                  Total liabilities and shareholders' equity                   $  625,929             $  634,640
                                                                               ==========             ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                                   For the             For the
                                                                   Thirteen           Thirteen
                                                                  weeks ended        weeks ended
                                                                  December 26,       December 27,
                                                                     1999               1998
                                                                 -------------      -------------
Net sales                                                          $ 214,216         $    203,909
Cost of sales                                                        187,341              189,451
                                                                  ----------         ------------
     Gross profit                                                     26,875               14,458

Selling, general and administrative expenses                          16,496               16,003
Other (income) expense, net                                            1,221                 (213)
                                                                  -----------         -----------
     Operating income (loss)                                           9,158               (1,332)

Interest expense, net of interest income of $3                        10,163               10,813
     and $36, respectively                                        -----------         -----------

     Income (loss) before income tax expense (benefit)                (1,005)             (12,145)

Income tax expense (benefit)                                            (401)              (4,858)
                                                                  -----------         -----------
     Net income (loss)                                                  (604)              (7,287)
                                                                  -----------         -----------
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment                              11                 (263)
     Minimum pension liability adjustment (net
     of income taxes of $475 and $1,029, respectively)                   713                1,544
                                                                  -----------        -------------
Other comprehensive income (loss)                                        724                1,281
                                                                  -----------        -------------
     Comprehensive income (loss)                                  $      120         $     (6,006)
                                                                  ===========        =============

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   For the Thirteen      For the Thirteen
                                                                      weeks ended           weeks ended
                                                                     December 26,          December 27,
                                                                         1999                  1998
                                                                   ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                $    (604)          $    (7,287)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     11,414                11,273
       Deferred income tax credit                                          (401)               (4,858)
       Gain on sale of assets                                                14                  (337)
     Changes in operating assets and liabilities:
       Receivables                                                       11,236                 3,224
       Inventories                                                      (10,566)               13,598
       Accounts payable                                                   2,340                (9,167)
       Other, net                                                        (8,049)                6,002
                                                                      ----------            ---------
         Net cash provided by (used in) operating activities              5,384                12,448
                                                                      ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                          (4,150)               (9,777)
     Proceeds from sale of property, plant and equipment                     64                 5,508
                                                                      ---------             ---------
         Net cash provided by (used in) investing activities             (4,086)               (4,269)
                                                                      ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under revolving credit
          facilities                                                     (1,486)               (5,168)
     Repayment of debt                                                     (244)                 (231)
     (Increase) decrease in cash escrow                                       -                (1,885)
                                                                      ----------            ----------
         Net cash provided by (used in) financing activities             (1,730)               (7,284)
                                                                      ----------            ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (432)                  895

CASH AND CASH EQUIVALENTS, beginning of period                            2,965                 1,367
                                                                      ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                              $   2,533             $   2,262
                                                                      =========             =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                                $   2,386             $   2,893
                                                                      =========             =========
         Income taxes paid                                            $       3             $       -
                                                                      =========             =========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of Sweetheart Holdings Inc. and subsidiaries (the "Company") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 26, 1999. Certain prior period amounts have been reclassified to conform to current period presentation.


(2)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                              (Unaudited)
                                              December 26,         September 26,
                                                  1999                  1999
                                            --------------         -------------
Raw materials and supplies                    $   33,221             $   30,092
Finished products                                 99,371                 92,193
Work in progress                                   7,446                  7,188
                                               ---------             ----------
          Total inventories                    $ 140,038             $  129,473
                                               =========             ==========

(3)  RELATED PARTY TRANSACTIONS

         During the period ended December 26, 1999, the Company sold $3.5 million of cups to Fonda Group, Inc. ("Fonda"), and $0.05 million of cups to Creative Expressions Group, Inc. ("CEG"). Accounts receivable as of December 26, 1999 due from Fonda is $1.2 million. Sales to Fibre Marketing Group, LLC ("Fibre Marketing") and accounts receivable balances from both CEG and Fibre Marketing were not material for the period ended December 26, 1999.

         During the period ended December 26, 1999, the Company purchased (i) $1.9 million of corrugated containers and $0.1 million of shared services from Four M Corporation, (ii) $2.6 million of paper plates and $0.2 million of equipment rental and shared services from Fonda and (iii) $0.1 million of travel services from Emerald Lady, Inc. Accounts payable, as of December 26, 1999, from these purchases, are $0.5 million due to Four M and $0.9 million due to Fonda.

         In December 1998, the Company sold certain of its paper plate manufacturing assets to Fonda for $2.4 million. An independent appraisal was obtained to determine the fairness of the purchase price. Other purchases from and sales to affiliates, if any, in the thirteen weeks ended December 27, 1998 were not material.

         All of the above referenced affiliates are under the common control of the Company's Chief Executive Officer.

(4)   OTHER (INCOME) EXPENSE

         During the period ended December 26, 1999, the Company experienced a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.


(5)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                     (Unaudited)
                                                     December 26,  September 26,
                                                         1999          1999
                                                     ------------   ---------
Foreign currency translation adjustment                $(1,286)      $(1,297)
Minimum pension liability adjustment                      (777)       (1,490)
                                                       --------      --------
      Accumulated other comprehensive income (loss)    $(2,063)      $(2,787)
                                                       ========      ========

(6)  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. The Company has begun the process of paying out the termination liability and as of December 26, 1999, the Company had disbursed $8.6 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by the Company. As of January 24, 2000, the Company has disbursed $8.8 million in termination payments.

         On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery period has been extended to February 4, 2000. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

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

         On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. The Company denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

(7)  SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         The  following  tables  provide  summary   financial   information  for
Sweetheart Cup Company Inc. ("Sweetheart Cup") and subsidiaries (in thousands):


                                     (Unaudited)
                                  December 26, 1999         September 26, 1999
                                 ------------------         ------------------

Current assets                        $250,791                  $251,508
Noncurrent assets                      374,955                   394,180
Current liabilities                    398,808                   402,037
Other liabilities                      231,147                   247,868

                                                     (Unaudited)
                                           ---------------------------------
                                              For the             For the
                                             Thirteen             Thirteen
                                            weeks ended          weeks ended
                                            December 26,         December 27,
                                                1999                1998
                                          --------------         ------------

Net sales                                     $214,216            $203,909
Gross profit                                    21,477               9,053
Net income (loss)                                 (660)             (7,512)

(8)  SUBSEQUENT EVENTS

         On January 21, 2000, the Company sold a 400,000 square-foot warehouse facility located in Owings Mills, Maryland. The Company will continue to lease back and occupy the property until it completes a reorganization of its warehousing and distribution facilities later this year. The sale is expected to result in a net realized gain.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for the Company's products, potential equipment malfunctions and pending litigation. For additional information, see the Company's annual report on Form 10-K for the most recent fiscal year.

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


Thirteen Weeks Ended December 26, 1999 Compared to Thirteen Weeks Ended December 27, 1998 (Unaudited)

         Net sales increased $10.3 million, or 5.1%, to $214.2 million for the thirteen weeks ended December 26, 1999 compared to $203.9 million for the thirteen weeks ended December 27, 1998, reflecting a 3.3% increase in sales volume and a 1.8% increase in average realized sales price. Net sales to institutional foodservice customers increased 5.8%, reflecting a 3.8% increase in sales volume and a 2.0% increase in average realized sales price. This increase is primarily the result of the Company's focus on revenue growth with key institutional foodservice customers. Net sales to food packaging customers decreased 1.2%, or $0.3 million, reflecting a 1.4% decrease in sales volume, partially offset by a 0.2% increase in average realized sales price. This decrease is primarily the result of lower demand by large accounts in the food packaging customer base due to market conditions.

         Gross profit increased $12.4 million, or 85.9%, to $26.9 million for the thirteen weeks ended December 26, 1999 compared to $14.5 million for the thirteen weeks ended December 27, 1998. As a percentage of net sales, gross profit increased to 12.6% for the thirteen weeks ended December 26, 1999 from 7.1% for the thirteen weeks ended December 27, 1998. This improvement is attributable to a shift in sales to a more profitable product mix, improved manufacturing efficiencies and improved margins through customer price initiatives.

         Selling, general and administrative expenses increased $0.5 million, or 3.1%, to $16.5 million in the thirteen weeks ended December 26, 1999 compared to $16.0 million in the thirteen weeks ended December 27, 1998. This increase is principally attributable to annual wage increases and increased costs associated with systems development.

         Other (income) expense decreased $1.4 million, to an expense of $1.2 million for the thirteen weeks ended December 26, 1999 compared to income of $0.2 million in the thirteen weeks ended December 27, 1998 due to the write-off of an unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business.

         Operating income increased $10.5 million, to operating income of $9.2 million in the thirteen weeks ended December 26, 1999 compared to an operating loss of $1.3 million in the thirteen weeks ended December 27, 1998, due to the reasons stated above.

         Interest expense, net decreased $0.6 million, or 6.0%, to $10.2 million in the thirteen weeks ended December 26, 1999 compared to $10.8 million in the thirteen weeks ended December 27, 1998. This decrease is attributable to lower outstanding balances under the Company's U. S. Credit Facility, which was partially offset by an increase in market interest rates.

         Net loss decreased $6.7 million, to $0.6 million in the thirteen weeks ended December 26, 1999 compared to $7.3 million in the thirteen weeks ended December 27, 1998, due to the reasons stated above.

Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and the sale of assets to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2000 capital expenditures.

         Net cash provided by operating activities decreased $7.1 million to $5.4 million in the thirteen weeks ended December 26, 1999 from $12.4 million in the thirteen weeks ended December 27, 1998. This is primarily due to management's decision to build inventory which is partially offset by more favorable income from operating activities.

         Capital expenditures for the thirteen weeks ended December 26, 1999 were $4.1 million compared to $9.8 million for the thirteen weeks ended December 27, 1998. Capital expenditures in the thirteen weeks ended December 26, 1999 included $1.4 million for new production equipment, $1.5 million spent on growth and expansion projects, with the remaining consisting primarily of routine capital improvements. Funding for such capital expenditures was provided primarily by income from operations.

         The Company's revolving credit facility allows up to $135.0 million in borrowings, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on August 1, 2000; as of December 26, 1999, $41.8 million was available under such facility. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         The Company has a credit facility which provides for a term loan of up to Cdn $10.0 million and revolving credit of up to Cdn $10.0 million that expire on June 15, 2001. As of December 26, 1999, Cdn $4.0 million (approximately $2.7 million) was available under such facility.

         The Company's Senior Secured Notes mature on September 1, 2000. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery process has been extended to February 4, 2000. The Company has begun the process of paying out the termination liability and as of December 26, 1999, the Company had disbursed $8.6 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by the Company. As of January 24, 2000, the Company has disbursed $8.8 million in termination payments. The remaining payments are expected to be paid during Fiscal 2000. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments could have a material adverse effect on the Company and its financial condition.

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

Year 2000

         As of January 24, 2000, the Company has no knowledge of any material issues relating to Year 2000 related malfunctions that could have a material adverse effect on the Company's financial condition or results of operations. The Company is Year 2000 ready and will continue to monitor all Year 2000 related issues.

Net Operating Loss Carryforwards

         As of September 26, 1999, the Company had approximately $214 million of net operating loss carryforwards ("NOLs") for federal income tax purposes, which expire at various dates through 2019. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize the NOLs.

Item 3. QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

        NONE

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery period has been extended to February 4, 2000. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

         On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. The Company denies liability and has no reason to believe the final outcome will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigation.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits:

                    27.0   Financial Data Schedule

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed during the thirteen weeks ended December 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                     SWEETHEART HOLDINGS INC.
                                     (registrant)

Date: January 24, 2000               By: /s/ Hans H. Heinsen
      ----------------                  ------------------------------------
                                         Hans H. Heinsen
                                         Senior Vice President -
                                         Finance and Chief Financial Officer

                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)