Form 10-Q
period 2000-03-26
SWEETHEART HOLDINGS INC \DE\
filed 2000-04-17
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
      of the Securities Exchange Act of 1934 for the Twenty-Six Weeks Ended
                                 March 26, 2000

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

Yes [X] No [   ]


       The number of shares outstanding of the Registrant's common stock as of April 17, 2000:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares


* The Registrant is the guarantor of the 9 5/8 % Senior Secured Notes due September 1, 2000 and the 10 1/2% Senior Subordinated Notes due 2003 (collectively, the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

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
                                                 ---------------------------------

                                                                               (Unaudited)
                                                                                March 26,           September 26,
                                                                                  2000                  1999
                                                                            ------------------     ----------------
                                     Assets
                                     ------

      Current assets:
         Cash and cash equivalents                                             $    4,271             $    2,965
         Receivables, less allowances of $2,090 and $1,905,
           respectively                                                            91,314                 88,325
         Inventories                                                              155,270                129,473
         Deferred income taxes                                                     12,962                 12,962
         Spare parts - current                                                     17,015                 16,278
                                                                                ---------              ---------
              Total current assets                                                280,832                250,003
                                                                                ---------              ---------

      Property, plant and equipment, net                                          311,658                322,967

      Deferred income taxes                                                        40,531                 41,055
      Spare Parts                                                                  11,344                 10,852
      Other assets                                                                  9,400                  9,763
                                                                                ---------              ---------

              Total assets                                                     $  653,765             $  634,640
                                                                               ==========             ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
      Current liabilities:

         Accounts payable                                                      $   81,750             $   66,654
         Accrued payroll and related costs                                         42,076                 45,089
         Other current liabilities                                                 34,425                 39,045
         Current portion of long-term debt                                        288,213                275,446
                                                                                ---------              ---------

              Total current liabilities                                           446,464                426,234
                                                                                ---------              ---------

      Long-term debt                                                              120,211                118,446
      Other liabilities                                                            68,830                 71,686
                                                                                ---------              ---------
              Total liabilities                                                   635,505                616,366
                                                                                ---------              ---------

      Shareholders' equity:

         Class A Common stock -- Par value $.01 per share; 1,100,000
           shares authorized; 1,046,000 shares issued and outstanding                  10                     10
         Class B Common stock -- Par value $.01 per share; 4,600,000
           shares authorized; 4,393,200 shares issued and outstanding                  44                     44
         Additional paid-in capital                                               100,149                101,090
         Accumulated deficit                                                      (79,696)               (80,083)
         Accumulated other comprehensive income (loss)                             (2,247)                (2,787)
                                                                                ---------              ---------

              Total shareholders' equity                                           18,260                 18,274
                                                                                ---------              ---------

              Total liabilities and shareholders' equity                       $  653,765             $  634,640
                                                                               ==========             ==========



                                   See accompanying Notes to Consolidated Financial Statements.

                                           SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                           -----------------------------------------
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                             -------------------------------------
                                             AND OTHER COMPREHENSIVE INCOME (LOSS)
                                             -------------------------------------
                                                          (Unaudited)
                                                        (In thousands)



                                                           For the           For the          For the           For the
                                                          Thirteen          Thirteen        Twenty-six        Twenty-six
                                                         weeks ended       weeks ended      weeks ended       weeks ended
                                                        March 26, 2000    March 28, 1999   March 26, 2000    March 28, 1999
                                                       ----------------  ---------------- ----------------  ----------------
Net sales                                                  $  217,380        $  195,389       $  431,595        $  399,298
Cost of sales                                                 189,052           176,402          376,392           365,853
                                                            ---------         ---------        ---------         ---------
         Gross profit                                          28,328            18,987           55,203            33,445

Selling, general and administrative expenses                   19,515            17,278           36,011            33,281
Other (income) expense, net                                    (3,166)               32           (1,944)             (181)
                                                            ----------        ---------        ----------        ----------

         Operating income                                      11,979             1,677           21,136               345

Interest expense, net of interest income of $45,
$52, $48 and $89, respectively                                 10,327            10,330           20,489            21,143
                                                            ---------         ---------        ---------         ---------

         Income (loss) before income tax expense
         (benefit)                                              1,652            (8,653)             647           (20,798)

Income tax expense (benefit)                                      661            (3,461)             260            (8,319)
                                                            ---------         ----------       ---------         ----------

         Net income (loss)                                        991            (5,192)             387           (12,479)
                                                            ---------         ----------       ---------         ----------

Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustment                   60               252               71               (11)
         Minimum pension liability adjustment (net
         of income taxes of $(163), $(268), $313 and
         $1,029, respectively)                                   (244)             (402)             469             1,142
                                                            ----------        ----------       ---------         ---------

Other comprehensive income (loss)                                (184)             (150)             540             1,131
                                                            ----------        ----------       ---------         ---------

         Comprehensive income (loss)                       $      807        $   (5,342)      $      927        $  (11,348)
                                                           ==========        ===========      ==========        ===========


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



                                                                    For the Twenty-       For the Twenty-
                                                                    six weeks ended       six weeks ended
                                                                       March 26,              March 28,
                                                                         2000                   1999
                                                                   -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                               $      387            $  (12,479)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     22,706                23,878
       Deferred income tax credit                                           260                (8,319)
       Gain on sale of assets                                            (4,094)                 (407)
     Changes in operating assets and liabilities:
       Receivables                                                       (2,989)               (2,647)
       Inventories                                                      (25,797)                1,963
       Accounts payable                                                  15,096                 8,242
       Other, net                                                       (12,013)                5,449
                                                                      ----------            ---------
         Net cash provided by (used in) operating activities             (6,444)               15,680
                                                                      ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                         (14,851)              (19,242)
     Proceeds from sale of property, plant and equipment                  8,101                 7,247
                                                                      ----------            ----------
         Net cash provided by (used in) investing activities             (6,750)              (11,995)
                                                                      ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under revolving credit
         facilities                                                      14,990                (5,514)
     Repayment of other                                                    (490)                 (448)
     Decrease in cash escrow                                                  -                 3,870
                                                                      ---------             ----------
         Net cash provided by (used in) financing activities             14,500                (2,092)
                                                                      ---------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,306                 1,593

CASH AND CASH EQUIVALENTS, beginning of period                            2,965                 1,367
                                                                      ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                             $    4,271            $    2,960
                                                                     ==========            ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Interest paid                                               $   19,310            $   20,251
                                                                     ==========            ==========
         Income taxes paid                                           $       12            $       82
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


(2)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                       (Unaudited)
                                        March 26,               September 26,
                                          2000                       1999
                                     --------------            ---------------
Raw materials and supplies             $  36,600                  $   30,092
Finished products                        109,709                      92,193
Work in progress                           8,961                       7,188
                                       ---------                  ----------
         Total inventories             $ 155,270                  $  129,473
                                       =========                  ==========


(3)  RELATED PARTY TRANSACTIONS

         During the twenty-six weeks ended March 26, 2000, the Company sold $6.6 million of cups to The Fonda Group, Inc. ("Fonda") and $0.2 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Accounts receivable as of March 26, 2000 are $1.5 million due from Fonda and $0.2 million due from Fibre Marketing.

         During the twenty-six weeks ended March 26, 2000, the Company purchased
(i) $4.0 million of corrugated containers and $0.1 million of shared services from Four M Corporation ("Four M"), (ii) $5.6 million of paper plates and $0.5 million of equipment rental and shared services from Fonda and (iii) $0.2 million of travel services from Emerald Lady, Inc. Accounts payable, as of March 26, 2000, resulting from these purchases, are $0.6 million due to Four M and $0.8 million due to Fonda.

         During the twenty-six weeks ended March 26, 2000, the Company purchased certain paper cup machines from Fonda at a fair market value of $1.3 million. The equipment was recorded in property, plant and equipment at Fonda's net book value, resulting in a charge to equity of $0.9 million. Independent appraisals were obtained to determine the fairness of the purchase price.

         During the twenty-six weeks ended March 28, 1999, the Company sold $1.2 million of cups to Fonda. Accounts receivable as of March 28, 1999 was $0.6 million due from Fonda. During the twenty-six weeks ended March 28, 1999, the Company purchased $2.5 million of corrugated containers from Four M. Accounts payable as of March 28, 1999 was $0.4 million due to Four M. Other purchases from and sales to affiliates, if any, in the twenty-six weeks ended March 28, 1999 were not significant.

         All of the above referenced affiliates are under the common control of the Company's Chief Executive Officer.

(4)  OTHER (INCOME) EXPENSE

         During the twenty-six weeks ended March 26, 2000, the Company realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland. This gain was partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.

         The Company has also established a restructuring reserve of $0.7 million in conjunction with the planned elimination of the Company's centralized machine shop operation which will be phased out over the remainder of Fiscal 2000 including the elimination of approximately 65 positions. This reserve is captured as part of Other liabilities.


(5)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                         (Unaudited)
                                                           March 26,            September 26,
                                                             2000                   1999
                                                       ---------------       ----------------
Foreign currency translation adjustment                  $    (1,226)           $    (1,297)
Minimum pension liability adjustment                          (1,021)                (1,490)
                                                         ------------           ------------
         Accumulated other comprehensive income (loss)   $    (2,247)           $    (2,787)
                                                         ============           ============


(6)  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. The Company has begun the process of paying out the termination liability and as of March 26, 2000, the Company had disbursed $8.9 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by the Company.

         On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery has been completed and the Company is awaiting further action by the plaintiffs. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

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

(7)  SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         The  following  tables  provide  summary   financial   information  for
         Sweetheart Cup Company Inc. ("Sweetheart Cup") and subsidiaries
         (in thousands):

                               (Unaudited)
                              March 26, 2000          September 26, 1999
                            ------------------       --------------------
Current assets                     $282,339                  $251,508
Noncurrent assets                   370,572                   394,180
Current liabilities                 424,586                   402,037
Other liabilities                   232,541                   247,868


                                                    (Unaudited)
                      ------------------------------------------------------------------------
                          For the            For the           For the           For the
                          Thirteen          Thirteen          Twenty-six        Twenty-six
                        weeks ended        weeks ended       weeks ended       weeks ended
                         March 26,          March 28,         March 26,         March 28,
                            2000              1999               2000              1999
                      ----------------- ------------------ ----------------- -----------------
Net sales                $ 217,380          $ 195,389          $ 431,595          $ 399,298
Gross profit                22,788             13,417             44,264             22,471
Net income (loss)            1,065             (5,454)               404            (12,966)


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


Recent Developments

     On December 20, 1999, Sweetheart Cup entered into a Stock Purchase Agreement with the stockholders (collectively, the "Sellers") of Sherwood Industries, Inc. ("Sherwood"), a manufacturer of paper cups, containers and cup making equipment, pursuant to which Sweetheart Cup will acquire all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $19.0 million, subject to adjustment for changes in working capital. On April 6, 2000 all of the conditions to closing were satisfied. The Company expects the foregoing transaction to be consummated during the third quarter of Fiscal 2000.

Thirteen Weeks Ended March 26, 2000 Compared to Thirteen Weeks Ended March 28, 1999 (Unaudited)

         Net sales increased $22.0 million, or 11.3%, to $217.4 million for the thirteen weeks ended March 26, 2000 compared to $195.4 million for the thirteen weeks ended March 28, 1999, reflecting a 7.9% increase in sales volume and a 3.4% increase in average realized sales price. Net sales to institutional foodservice customers increased 12.6%, reflecting a 8.9% increase in sales volume and a 3.7% increase in average realized sales price. This increase is primarily the result of the Company's focus on revenue growth with key institutional foodservice customers. Net sales to food packaging customers increased 1.4%, reflecting a 0.9% increase in sales volume and a 0.5% increase in average realized sales price. This growth is primarily the result of increased demand by large accounts in the food packaging customer base and increased pricing resulting from raw material cost increases.

         Gross profit increased $9.3 million, or 49.2%, to $28.3 million for the thirteen weeks ended March 26, 2000 compared to $19.0 million for the thirteen weeks ended March 28, 1999. As a percentage of net sales, gross profit increased to 13.0% for the thirteen weeks ended March 26, 2000 from 9.7% for the thirteen weeks ended March 28, 1999. This improvement is attributable to a shift in sales towards a more profitable product mix, improved manufacturing efficiencies and improved margins through customer price initiatives.

         Selling, general and administrative expenses increased $2.2 million, or 12.9%, to $19.5 million for the thirteen weeks ended March 26, 2000 compared to $17.3 million for the thirteen weeks ended March 28, 1999. This is principally attributable to an increase in bad debt expense resulting from a customer's bankruptcy filing.

         Other (income) expense increased $3.2 million, to income of $3.2 million for the thirteen weeks ended March 26, 2000 compared to income of $0.0 million for the thirteen weeks ended March 28, 1999, due to a gain on the sale of a warehousing facility, which was partially offset by restructuring charges associated with the discontinuation of the centralized machine shop operation which will be phased out during the remainder of Fiscal 2000 including the elimination of approximately 65 positions.

         Operating income increased $10.3 million, to operating income of $12.0 million for the thirteen weeks ended March 26, 2000 compared to an operating income of $1.7 million for the thirteen weeks ended March 28, 1999, due to the reasons stated above.

         Interest expense, net remained flat at $10.3 million for the thirteen weeks ended March 26, 2000 and for the thirteen weeks ended March 28, 1999.

         Net income (loss) increased $6.2 million, to a net income of $1.0 million for the thirteen weeks ended March 26, 2000 compared to a $5.2 million net loss for the thirteen weeks ended March 28, 1999, due to the reasons stated above.


Twenty-six Weeks Ended March 26, 2000 Compared to Twenty-six Weeks Ended March 28, 1999 (Unaudited)

         Net sales increased $32.3 million, or 8.1%, to $431.6 million for the twenty-six weeks ended March 26, 2000 compared to $399.3 million for the twenty-six weeks ended March 28, 1999, reflecting a 5.6% increase in sales volume and a 2.5% increase in average realized sales price. Net sales to institutional foodservice customers increased 9.1%, reflecting a 6.3% increase in sales volume and a 2.8% increase in average realized sales price. This increase is primarily the result of the Company's focus on revenue growth with key institutional foodservice customers. Net sales to food packaging customers increased 0.1%, reflecting a 0.3% increase in average realized sales price offset by a 0.2% decrease in sales volume. This increase is primarily due to increased pricing resulting from raw material cost increases.

         Gross profit increased $21.8 million, or 65.1%, to $55.2 million for the twenty-six weeks ended March 26, 2000 compared to $33.4 million for the twenty-six weeks ended March 28, 1999. As a percentage of net sales, gross profit increased to 12.8% for the twenty-six weeks ended March 26, 2000 from 8.4% for the twenty-six weeks ended March 28, 1999. This improvement is attributable to a shift in sales to a more profitable product mix, improved manufacturing efficiencies and improved margins through customer price initiatives.

         Selling, general and administrative expenses increased $2.7 million, or 8.2%, to $36.0 million for the twenty-six weeks ended March 26, 2000 compared to $33.3 million for the twenty-six weeks ended March 28, 1999. This is principally attributable to an increase in bad debt expense resulting from a customer's bankruptcy filing.

         Other (income) expense increased $1.7 million, to income of $1.9 million for the twenty-six weeks ended March 26, 2000 compared to income of $0.2 million for the twenty-six weeks ended March 28, 1999, due to the sale of a warehouse facility, offset by the following; (i) the write-off of an unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business and (ii) a restructuring reserve for the discontinuation of the centralized machine shop operation which will be phased out during the remainder of Fiscal 2000 including the elimination of approximately 65 positions.

         Operating income increased $20.8 million, to operating income of $21.1 million for the twenty-six weeks ended March 26, 2000 compared to operating income of $0.3 million for the twenty-six weeks ended March 28, 1999, due to the reasons stated above.

         Interest expense, net decreased $0.6 million, or 3.1%, to $20.5 million for the twenty-six weeks ended March 26, 2000 compared to $21.1 million for the twenty-six weeks ended March 28, 1999. This decrease is attributable to lower outstanding balances under the Company's U. S. Credit Facility, which was partially offset by an increase in market interest rates.

         Net income (loss) increased $12.9 million, to a net income of $0.4 million for the twenty-six weeks ended March 26, 2000 compared to a $12.5 million net loss for the twenty-six weeks ended March 28, 1999, due to the reasons stated above.


Liquidity and Capital Resources

         Historically, the Company has relied on cash flow from operations and the sale of assets to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2000 capital expenditures.

         Net cash provided by operating activities decreased $22.1 million to a use of $6.4 million in the twenty-six weeks ended March 26, 2000 compared to a source of $15.7 million in the twenty-six weeks ended March 28, 1999. This is primarily due to management's decision to build inventory which is partially offset by more favorable income from operating activities.

         Capital expenditures for the twenty-six weeks ended March 26, 2000 were $14.9 million compared to $19.2 million for the twenty-six weeks ended March 28, 1999. Capital expenditures in the twenty-six weeks ended March 26, 2000 included $4.6 million for new production equipment, $7.4 million spent on growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

     The Company's revolving credit facility allows up to $135.0 million in borrowings, subject to borrowing base limitations (the "U.S. Credit Facility"). Borrowings under the U.S. Credit Facility mature on August 1, 2000. As of March 26, 2000, $35.8 million was available under such facility. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company. As of April 17, 2000, $24.7 million was available under such facility, which primarily reflects the issuance of letters of credit related to the Sherwood Acquisition, see "Recent Developments".

         The Company has a credit facility which provides for a term loan of up to Cdn $10.0 million and revolving credit of up to Cdn $10.0 million that expire on June 15, 2001. As of March 26, 2000, Cdn $1.4 million (approximately US $1.0 million) was available under such facility.

         The Company's Senior Secured Notes mature on September 1, 2000. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery process has been completed and the Company is awaiting further action by the plaintiffs. The Company has begun the process of paying out the termination liability and as of March 26, 2000, the Company had disbursed $8.9 million in termination payments. The initial estimate of the total termination liability, less these payments, exceeds assets set aside in the Plan by approximately $11.6 million, which amount has been fully reserved by the Company. The remaining payments are expected to be paid during Fiscal 2000. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments could have a material adverse effect on the Company and its financial condition.

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

         Management believes that cash generated by operations, amounts available under the Company's credit facilities, proceeds from expected refinancing and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, including termination liabilities under the Plan, planned capital expenditures, the acquisition of Sherwood and debt service requirements in the next twelve months.


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


Item 3.  QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

         NONE

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On January 11, 1999, the United States Supreme Court denied Plaintiff's petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. On April 27, 1999, the plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. Discovery has been completed and the Company is awaiting further action by the plaintiffs. Due to the complexity involved in connection with the claims asserted in this case, the Company cannot determine at present with any certainty the amount of damages it would be required to pay should the plaintiffs prevail; accordingly, there can be no assurance that such amounts would not have a material adverse effect on the Company's financial position or results of operations.

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              27.0     Financial Data Schedule

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended March 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.


                                         SWEETHEART HOLDINGS INC.
                                         (registrant)

Date:  April 17, 2000                      By:  /s/ Hans H. Heinsen
      ---------------                           -------------------
                                           Hans H. Heinsen
                                           Senior Vice President - Finance and
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)