Form 10-Q
period 2000-06-25
SWEETHEART HOLDINGS INC \DE\
filed 2000-08-01
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Thirty-Nine Weeks Ended
                                  June 25, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the Registrant's common stock as of August 1, 2000:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of 10 1/2% Senior Subordinated Notes due 2003 (the "Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.
================================================================================

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
                                        ---------------------------------

                                                                               (Unaudited)
                                                                                 June 25,            September 26,
                                                                                   2000                  1999
                                                                            -----------------      -----------------
                                     Assets
                                     ------
      Current assets:
         Cash and cash equivalents                                             $    6,649             $    2,965
         Receivables, less allowances of $2,130 and $1,905, respectively          106,691                 88,325
         Inventories                                                              156,791                129,473
         Deferred income taxes                                                     12,962                 12,962
         Spare parts - current                                                     18,374                 16,278
                                                                                ---------              ---------

              Total current assets                                                301,467                250,003
                                                                                ---------              ---------

      Property, plant and equipment, net                                          208,647                322,967

      Deferred income taxes                                                        37,801                 41,055
      Spare parts                                                                  12,250                 10,852
      Goodwill, net                                                                10,953                      -
      Other assets                                                                 11,108                  9,763
                                                                                ---------              ---------

              Total assets                                                     $  582,226             $  634,640
                                                                               ==========             ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
      Current liabilities:

         Accounts payable                                                      $   82,884             $   66,654
         Accrued payroll and related costs                                         44,304                 45,089
         Other current liabilities                                                 33,812                 39,045
         Current portion of deferred gain on sale of assets                        10,276                      -
         Current portion of long-term debt                                         14,588                275,446
                                                                                ---------                -------

              Total current liabilities                                           185,864                426,234
                                                                                ---------              ---------

      Long-term debt                                                              204,995                118,446
      Deferred gain on sale of assets                                              96,516                      -
      Other liabilities                                                            70,317                 71,686
                                                                                ---------              ---------

              Total liabilities                                                   557,692                616,366
                                                                                ---------              ---------

      Shareholders' equity:
         Class A Common stock -- Par value $.01 per share; 1,100,000
          shares authorized; 1,046,000 shares issued and outstanding                   10                     10
         Class B Common stock -- Par value $.01 per share; 4,600,000
          shares authorized; 4,393,200 shares issued and outstanding                   44                     44
         Additional paid-in capital                                               100,070                101,090
         Accumulated deficit                                                      (72,093)               (80,083)
         Accumulated other comprehensive income (loss)                             (3,497)                (2,787)
                                                                                ----------             ----------

              Total shareholders' equity                                           24,534                 18,274
                                                                                ---------              ---------

              Total liabilities and shareholders' equity                       $  582,226             $  634,640
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



                                                           For the           For the          For the           For the
                                                          Thirteen          Thirteen        Thirty-nine       Thirty-nine
                                                         weeks ended       weeks ended      weeks ended       weeks ended
                                                        June 25, 2000     June 27, 1999    June 25, 2000     June 27, 1999
                                                      ----------------  ----------------  ----------------  ----------------
Net sales                                               $   264,605       $   234,290        $  696,200       $   633,588
Cost of sales                                               226,250           200,613           602,643           566,466
                                                         ----------        ----------        ----------        ----------

     Gross profit                                            38,355            33,677            93,557            67,122

Selling, general and administrative expenses                 13,991            16,218            50,001            49,499
Other (income) expense, net                                    (392)             (200)           (2,336)             (381)
                                                         -----------       -----------       -----------       -----------

     Operating income                                        24,756            17,659            45,892            18,004

Interest expense, net of interest income of $122,
   $16, $170 and $105, respectively                          11,563            10,433            32,052            31,576
                                                         ----------        ----------        ----------        ----------
     Income (loss) before income tax expense
      (benefit) and extraordinary loss                       13,193             7,226            13,840           (13,572)

Income tax expense (benefit)                                  5,277             2,891             5,537            (5,428)

     Income (loss) before extraordinary loss                  7,916             4,335             8,303            (8,144)

Extraordinary (loss) on early extinguishment of debt
   (net of income tax benefit of $209)                         (313)                -              (313)                -
                                                         -----------       ----------        -----------       ----------
     Net income (loss)                                        7,603             4,335             7,990            (8,144)
                                                         ==========        ==========        ==========        ===========

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment                   (148)              323               (77)              312
     Minimum pension liability adjustment (net
      of income taxes of $(734), $503, $(422) and
      $1,264 respectively)                                   (1,102)              755              (633)            1,897
                                                         -----------       ----------        -----------       ----------

Other comprehensive income (loss)                            (1,250)            1,078              (710)            2,209
                                                         -----------       ----------        -----------       ----------

     Comprehensive income (loss)                        $     6,353       $     5,413       $     7,280       $    (5,935)
                                                        ===========       ===========       ===========       ============


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


                                                                        For the               For the
                                                                      Thirty-nine           Thirty-nine
                                                                      weeks ended           weeks ended
                                                                        June 25,              June 27,
                                                                         2000                  1999
                                                                   -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                $   7,990             $  (8,144)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     33,023                35,166
       Deferred income tax credit                                         5,537                (5,428)
       Gain on sale of assets                                            (4,175)                 (437)
      Changes in operating assets and liabilities:
       Receivables                                                      (17,743)              (12,138)
       Inventories                                                      (21,452)                 (874)
       Accounts payable                                                  12,911                15,691
       Other, net                                                       (14,456)                7,698
                                                                       ---------             --------
         Net cash provided by (used in) operating activities              1,635                32,334
                                                                       --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property, plant and equipment                         (19,477)              (26,019)
     Payments for business acquisitions                                 (12,411)                    -
     Proceeds from sale of property, plant and equipment                220,543                 8,174
                                                                       --------              --------
         Net cash provided by (used in) investing activities            188,655               (17,845)
                                                                       --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (repayments) under credit facilities                  3,394               (12,587)
     Net borrowings (repayments) of other debt                         (190,000)               (4,671)
     Decrease in cash escrow                                                  -                 3,842
                                                                       --------              --------
         Net cash provided by (used in) financing activities           (186,606)              (13,416)
                                                                       ---------             ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 3,684                 1,073

CASH AND CASH EQUIVALENTS, beginning of period                            2,965                 1,367
                                                                       --------              --------

CASH AND CASH EQUIVALENTS, end of period                              $   6,649             $   2,440
                                                                      =========             =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Interest paid                                                $  29,257             $  22,735
                                                                      =========             =========

         Income taxes paid                                            $      19             $      83
                                                                      =========             =========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:
         Note payable associated with business acquisition            $   2,914             $       -
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

(2) INVENTORIES

     The components of inventories are as follows (in thousands):

                                       (Unaudited)
                                         June 25,           September 26,
                                           2000                 1999
                                     ----------------     ----------------

Raw materials and supplies             $   40,578           $   30,092
Finished products                         104,205               92,193
Work in progress                           12,008                7,188
                                        ---------            ---------
          Total inventories            $  156,791           $  129,473
                                       ==========           ==========


(3) RELATED PARTY TRANSACTIONS

     During the thirty-nine weeks ended June 25, 2000, the Company sold $11.5 million of cups to The Fonda Group, Inc. ("Fonda") and $0.3 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable, as of June 25, 2000, is $2.7 million due from Fonda.

     During the thirty-nine weeks ended June 25, 2000, the Company purchased (i) $6.1 million of corrugated containers from Four M Corporation ("Four M"), (ii) $8.7 million of paper plates and $0.1 million of equipment rental from Fonda and
(iii) $0.3 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of June 25, 2000, are $0.5 million due to Four M and $0.6 million due to Fonda. Other purchases from and sales to affiliates, if any, in the thirty-nine weeks ended June 25, 2000 were not significant.

     During the thirty-nine weeks ended June 25, 2000, the Company purchased certain paper cup machines from Fonda at a fair market value of $1.3 million. The equipment was recorded in property, plant and equipment at Fonda's net book value, resulting in a charge to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

     During the thirty-nine weeks ended June 27, 1999, the Company sold $4.0 million of cups to Fonda. Accounts receivable, as of June 27, 1999, was $1.3 million due from Fonda. During the thirty-nine weeks ended June 27, 1999, the Company purchased $1.4 million of paper plates from Fonda and $4.3 million of corrugated containers from Four M. Included in accounts payable, as of June 27, 1999, was $0.7 million due to Fonda and $0.6 million due to Four M. Other purchases from and sales to affiliates, if any, in the thirty-nine weeks ended June 27, 1999 were not significant.

     All of the above referenced affiliates are under the common control of the Company's Chief Executive Officer.

(4) GOODWILL

     On May 15, 2000, Sweetheart Cup acquired Sherwood Industries, Inc. ("Sherwood"), a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $17.4 million, subject to post closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition has preliminarily resulted in goodwill of $11.0 million, which is being amortized over 20 years. The acquisition has been accounted for using the purchase method of accounting. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

(5) LONG-TERM DEBT

     The Company completed the following transactions in the current period to refinance its short-term debt. On June 15, 2000, the Company's revolving credit facility was amended and restated to extend the maturity of the $135.0 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25.0 million that requires equal monthly installments through June 2005. Borrowings under the revolving credit facility will now bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan will bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The proceeds from the term loan were used in part to redeem the Senior Secured Notes. The balance, as of June 25, 2000, under the U.S. Credit Facility was approximately $95.0 million.

     On June 15, 2000, the Company funded the redemption of its $190.0 million Senior Secured Notes due September 1, 2000 by depositing with the U.S. Trust Company of New York funds sufficient to redeem such notes.

     In conjunction with the Sherwood Acquisition, Sweetheart Cup issued to the stockholders of Sherwood subordinated promissory notes in an aggregate principal amount of $5.0 million due May 2005. The present value of these notes as recorded is $2.9 million, which will accrete interest at an annual rate of 10.85% over the term of the notes.

(6) DEFERRED GAIN ON SALE OF ASSETS

     In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized over the term of the Lease. Annual rental payments under the Lease will be approximately $32.0 million.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                             (Unaudited)
                                               June 25,         September 26,
                                                 2000               1999
                                           --------------     ---------------
Foreign currency translation adjustment      $  (1,374)         $  (1,297)
Minimum pension liability adjustment            (2,123)            (1,490)
                                              ---------          ---------
   Accumulated other comprehensive
      income (loss)                          $  (3,497)         $  (2,787)
                                             ==========         ==========


(8) OTHER (INCOME) EXPENSE

     During the thirty-nine weeks ended June 25, 2000, the Company realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland. This gain was partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.

     The Company also established a restructuring reserve of $0.7 million in conjunction with the planned elimination of the Company's centralized machine shop operation, which will be phased out over the remainder of Fiscal 2000 including the elimination of approximately 65 positions. Approximately $0.5 million of the restructuring reserve remained at June 25, 2000, which the Company expects to utilize through December 2000.

(9) EXTRAORDINARY LOSS

     During June 2000, in conjunction with the redemption of the Company's Senior Secured Notes and the refinancing of the U.S. Credit Facility, the Company charged $0.5 million, or $0.3 million net of income tax benefit, to results of operations as an extraordinary item, which amount represents the unamortized deferred financing fees, prepaid interest and redemption fees pertaining to such debt.

(10) CONTINGENCIES

     A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied in January 1999. The Company is in the process of paying out the termination liability and associated expenses and as of June 25, 2000, the

Company had disbursed $9.6 million in termination payments. The initial estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $10.2 million, which amount has been fully reserved by the Company.

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

     A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with this settlement have been paid.

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

(11) SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

     The following tables provide summary financial information for Sweetheart Cup Company Inc. ("Sweetheart Cup") and subsidiaries (in thousands):

                                  (Unaudited)
                                 June 25, 2000         September 26, 1999
                             -------------------      --------------------
Current assets                    $303,682                 $251,508
Non-current assets                 188,552                  394,180
Current liabilities                157,670                  402,037
Other liabilities                  332,378                  247,868


                                                        (Unaudited)
                          -----------------------------------------------------------------------
                              For the            For the           For the           For the
                              Thirteen          Thirteen         Thirty-nine       Thirty-nine
                            Weeks ended        weeks ended       weeks ended       weeks ended
                              June 25,          June 27,           June 25,          June 27,
                                2000              1999               2000              1999
                          ----------------  ----------------   ----------------  ----------------
Net sales                   $  264,605        $  234,290         $  696,200        $  633,588
Gross profit                    32,752            28,009             77,016            50,480
Net income (loss)                7,729             4,031              8,133            (8,935)



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

General

     On March 12, 1998, SF Holdings purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders (the "SF Holdings Investment"). The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc. In conjunction with the SF Holdings Investment, American Industrial Partners Capital Fund, L.P. ("AIP") assigned the Management Services Agreement, as amended, to SF Holdings Group, Inc. ("SF Holdings") which assigned its interest to Fonda, a wholly owned subsidiary of SF Holdings.

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


Thirteen Weeks Ended June 25, 2000 Compared to Thirteen Weeks Ended June 27,1999 (Unaudited)

     Net sales increased $30.3 million, or 12.9%, to $264.6 million for the thirteen weeks ended June 25, 2000 compared to $234.3 million for the thirteen weeks ended June 27, 1999, reflecting a 7.3% increase in sales volume and a 5.6% increase in average realized sales price. Net sales to institutional foodservice customers increased 12.9%, reflecting a 6.7% increase in sales volume and a 6.2% increase in average realized sales price. This increase is primarily the result of the Company's focus on revenue growth with key institutional foodservice customers, peak seasonal demand and customer price initiatives. Net sales to food packaging customers increased 3.5%, reflecting a 1.4% increase in sales volume and a 2.1% increase in average realized sales price. This growth is primarily the result of increased seasonal demand by large food packaging accounts and increased pricing resulting from raw material cost increases. Net sales to consumer customers increased 119.1% as a result of the Company's focus on expanding into the consumer market.

     Gross profit increased $4.7 million, or 13.9%, to $38.4 million for the thirteen weeks ended June 25, 2000 compared to $33.7 million for the thirteen weeks ended June 27, 1999. As a percentage of net sales, gross profit increased to 14.5% for the thirteen weeks ended June 25, 2000 from 14.4% for the thirteen weeks ended June 27, 1999. This improvement is attributable to a shift in sales towards a more profitable product mix in combination with increased volume, improved manufacturing efficiencies and improved margins through customer price initiatives, partially offset by increased raw material costs.

     Selling, general and administrative expenses decreased $2.2 million, or 13.7%, to $14.0 million for the thirteen weeks ended June 25, 2000 compared to $16.2 million for the thirteen weeks ended June 27, 1999. The change is principally attributable to lower spending in the areas of legal and information technology.

     Other (income) expense increased $0.2 million to income of $0.4 million for the thirteen weeks ended June 25, 2000 compared to income of $0.2 million for the thirteen weeks ended June 27, 1999, due to the amortization of deferred gain in conjunction with the sale-leaseback transaction.

     Operating income increased $7.1 million to operating income of $24.8 million for the thirteen weeks ended June 25, 2000 compared to an operating income of $17.7 million for the thirteen weeks ended June 27, 1999, due to the reasons stated above.

     Interest expense, net increased $1.1 million to $11.6 million for the thirteen weeks ended June 25, 2000 compared to $10.4 million for the thirteen weeks ended June 27, 1999. This is due primarily to the acceleration of interest expense in conjunction with the redemption of the Senior Secured Notes, as well as higher interest rates, partially offset by lower outstanding balances, under the Company's credit facilities.

     Net income (loss) increased $3.3 million to a net income of $7.6 million for the thirteen weeks ended June 25, 2000 compared to a net income of $4.3 million for the thirteen weeks ended June 27, 1999, due to the reasons stated above.


Thirty-nine Weeks Ended June 25, 2000 Compared to Thirty-nine Weeks Ended June 27, 1999 (Unaudited)

     Net sales increased $62.6 million, or 9.9%, to $696.2 million for the thirty-nine weeks ended June 25, 2000 compared to $633.6 million for the thirty-nine weeks ended June 27, 1999, reflecting a 6.6% increase in sales volume and a 3.2% increase in average realized sales price. Net sales to institutional foodservice customers increased 9.4%, reflecting a 5.9% increase in sales volume and a 3.5% increase in average realized sales price. This increase is primarily the result of the Company's focus on revenue growth with key institutional foodservice customers and customer price initiatives. Net sales to food packaging customers increased 1.4%, reflecting a 0.4% increase in sales volume and 1.0% increase in average realized sales price. This growth is primarily the result of increased demand by large food packaging accounts and increased pricing resulting from raw material cost increases. Net sales to consumer customers increased 264.1% as a result of the Company's focus on expanding into the consumer market.

     Gross profit increased $26.4 million, or 39.4%, to $93.6 million for the thirty-nine weeks ended June 25, 2000 compared to $67.1 million for the thirty-nine weeks ended June 27, 1999. As a percentage of net sales, gross profit increased to 13.4% for the thirty-nine weeks ended June 25, 2000 from 10.6% for the thirty-nine weeks ended June 27, 1999. This improvement is attributable to a shift in sales to a more profitable product mix in combination with increased volume, improved manufacturing efficiencies and improved margins through customer price initiatives.

     Selling, general and administrative expenses increased $0.5 million, or 1.0%, to $50.0 million for the thirty-nine weeks ended June 25, 2000 compared to $49.5 million for the thirty-nine weeks ended June 27, 1999. This is primarily due to increased bad debt resulting from a customer's bankruptcy filing, partially offset by lower spending in the areas of legal and information technology.

     Other (income) expense increased $1.9 million to income of $2.3 million for the thirty-nine weeks ended June 25, 2000 compared to income of $0.4 million for the thirty-nine weeks ended June 27, 1999, due to the sale of a warehouse facility and the amortization of deferred gain in conjunction with the sale-leaseback transaction, partially offset by the (i) the write-off of an unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business, and (ii) a restructuring reserve for the discontinuation of the centralized machine shop operation which will be phased out during the remainder of Fiscal 2000 including the elimination of approximately 65 positions.

     Operating income increased $27.9 million to operating income of $45.9 million for the thirty-nine weeks ended June 25, 2000 compared to operating income of $18.0 million for the thirty-nine weeks ended June 27, 1999, due to the reasons stated above.

     Interest expense, net increased $0.5 million, or 1.5%, to $32.1 million for the thirty-nine weeks ended June 25, 2000 compared to $31.6 million for the thirty-nine weeks ended June 27, 1999. This is due primarily to the acceleration of interest expense in conjunction with the redemption of the Senior Secured Notes, as well as higher interest rates, partially offset by lower outstanding balances, under the Company's credit facilities.

     Net income (loss) increased $16.1 million to a net income of $8.0 million for the thirty-nine weeks ended June 25, 2000 compared to a net loss of $8.1 million for the thirty-nine weeks ended June 27, 1999, due to the reasons stated above.


Liquidity and Capital Resources

     Historically, the Company has relied on cash flow from operations and the sale of assets to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2000 capital expenditures.

     Net cash provided by operating activities decreased $30.7 million to $1.6 million in the thirty-nine weeks ended June 25, 2000 compared to $32.3 million in the thirty-nine weeks ended June 27, 1999. This is primarily due to an increase in receivables, management's decision to build inventory and increased inventory levels from the Sherwood Acquisition, partially offset by more favorable income from operating activities.

     Capital expenditures for the thirty-nine weeks ended June 25, 2000 were $19.5 million compared to $26.0 million for the thirty-nine weeks ended June 27, 1999. Capital expenditures in the thirty-nine weeks ended June 25, 2000 included $12.2 million for additional production equipment, $1.8 million spent on growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

     On May 15, 2000, Sweetheart Cup acquired Sherwood Industries, Inc. ("Sherwood"), a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $17.4 million, subject to post closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000.

     In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. The proceeds from this sale were used in part to redeem the Senior Secured Notes, repay debt in connection with the Sherwood Acquisition and repay a portion of the outstanding balance under the revolving credit facility.

     Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years each. Sweetheart may also purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006, at its option. The Company's obligations in connection with the Lease are collateralized by substantially all of the Company's property, plant and equipment owned as of June 15, 2000.

     The Company is accounting for this transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease. The taxable gain will allow the Company to utilize a substantial portion of its net operating loss carryforward.

     On June 15, 2000, the Company's revolving credit facility (the "U.S. Credit Facility") was amended and restated to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly installments through June 2005. Both the term loan and revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility will now bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan will bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of June 25, 2000, $60.9 million was available under such facility.

     The Company also has a credit facility providing for a term loan of up to Cdn $10.0 million and revolving credit of up to Cdn $10.0 million that expire on June 15, 2001. As of June 25, 2000, Cdn $4.2 million (approximately US $2.8 million) was available under such facility. Although the Company intends to refinance this debt, there can be no assurances that the Company will be able to obtain such refinancing on terms and conditions acceptable to the Company.

     On June 15, 2000, the Company issued a redemption notice to the holders of its Senior Secured Notes due September 1, 2000. In connection therewith, the Company deposited $190.0 million plus accrued interest with the U.S. Trust Company of New York and as of August 1, 2000, substantially all of these notes have been redeemed.

     These transactions set forth above are expected to increase annual net income by approximately $8.0 million. This increase will be comprised of (i) decreased interest expense and (ii) increased other income, as the gain from the asset sale is amortized over the lease term, partially offset by (iii) decreased gross profit, as increased rent expense will exceed depreciation expense, and
(iv) increased income tax expenses.

     In January 1999, the United States Supreme Court denied plaintiffs' Petition for Writ of Certiorari in the matter of Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084. The court decided that the Plan was lawfully terminated. On April 27, 1999, the Plaintiffs filed a motion in the District Court for reconsideration of the court's dismissal without appropriate relief and a motion for attorneys' fees with a request for delay in determination of entitlement to such fees. On June 17, 1999, the District Court deferred these motions and ordered discovery in connection therewith. The discovery process has been completed and the Company is awaiting further action by the plaintiffs. The Company has begun the process of paying out the termination liability and associated expenses and as of June 25, 2000, the Company had disbursed $9.6 million in termination payments. The initial estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $10.2 million, which amount has been fully reserved by the Company. The remaining payments are expected to be paid during Fiscal 2000. The Company's operating plan contemplates that cash generated by operations and amounts available under the Company's credit facilities will be sufficient to make the required payments under the Plan when due. However, there can be no assurance that the Company will achieve its operating plan and have the necessary cash to make these payments. Failure by the Company to make such payments could have a material adverse effect on the Company and its financial condition.

     A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with the settlement have been paid.

     Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, including termination liabilities under the Plan, planned capital expenditures, payments in conjunction with the Company's lease commitments and debt service requirements in the next twelve months.


Net Operating Loss Carryforwards

     As of September 26, 1999, the Company had approximately $214 million of net operating loss carryforwards ("NOLs") for federal income tax purposes, which expire at various dates through 2019.

     A taxable gain was realized from the June 15, 2000 sale-leaseback transaction, which will allow the Company to utilize a substantial portion of its NOLs. Although the Company expects that sufficient taxable income will be generated in the future to realize the remainder of these NOLs, there can be no assurance that future taxable income will be generated to utilize the remaining NOLs.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        NONE

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with the settlement have been paid.

     The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            10.57 Second Amended and Restated Loan and Security Agreement dated as of June 15, 2000 among Sweetheart Cup Company Inc. ("Sweetheart"), as Borrower, Sweetheart Holdings Inc. (the "Company"), as Parent, Bank of America, N.A., as Agent, and several Financial Institutions, named therein as Lenders.

            10.58 Intercreditor Agreement dated as of June 15, 2000 among Bank of America, N.A., as Agent, and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), solely in its capacity as Owner Trustee and Lessor.

            10.59 Lease Agreement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart, as Lessee.

            10.60 Lease Supplement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart, as Lessee.

            10.61 Participation Agreement dated as of June 1, 2000 among Sweetheart, as Lessee, the Company, as Guarantor, State Street, solely in its capacity as Owner Trustee, and several Owner Participants.

            10.62 Definitions and Rules of Usage dated as of June 1, 2000 executed in conjunction with the Participation Agreement.

            27.0   Financial Data Schedule

        (b) Reports on Form 8-K:

            A sale-leaseback transaction, accounted for as an operating lease, was filed as an Item 2 disclosure on Form 8-K on June 27, 2000.

            A redemption notice to the holders of the Company's Senior Secured Notes was filed as an Item 5 disclosure on Form 8-K on June 27, 2000.

            An amended and restated U.S. Credit Facility agreement was filed as an Item 5 disclosure on Form 8-K on June 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.


                                          SWEETHEART HOLDINGS INC.
                                          (registrant)

Date: August 1, 2000                      By:  /s/ Hans H. Heinsen
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