Form 10-K
period 2000-09-24
SWEETHEART HOLDINGS INC \DE\
filed 2000-11-27
CIK 908141

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X|Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 24, 2000
           |_|Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____
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

Securities of the Registrant registered pursuant to Section 12b of the Act: None Securities of the Registrant registered pursuant to Section 12g of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of November 27, 2000. Not Applicable. There is no market for the Common Stock of the Registrant.

        The number of shares outstanding of the Registrant's common stock as of November 27, 2000:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 10 1/2% Senior Subordinated Notes due 2003 (the "Sweetheart Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

================================================================================

                                     PART I


Item 1.     BUSINESS


General

         Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup", and
collectively with Sweetheart Holdings and its other subsidiaries, the "Company"), is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 2000, the Company had net sales of approximately $953 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM) and Go Cup(R) for cups and plates and Silent Service(R), Centerpiece(R), Basix(R), Guildware(R) and Simple
Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants. During the third quarter of Fiscal 2000, the Company acquired Sherwood Industries, Inc. ("Sherwood") which designs and produces cup making equipment, paper cups and other disposable food service products.

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


Products

         The Company has historically sold its products to two principal customer groups, institutional foodservice and food packaging. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and straws. The Company's institutional foodservice customer base focuses on two major customer groups, national accounts and distributors. Products are sold directly and through distributors to quick service restaurant chains, full service restaurants, convenience stores, hospitals, airlines, theaters, school systems and other institutional customers. Food packaging customers primarily purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that fill and seal the Company's containers in customers' plants. The Company manufactures and markets its products in Canada to national accounts and distributors. The Company also sells consumer foodservice products primarily through grocery stores, club stores and convenience stores.

         Institutional foodservice is the Company's largest customer group, accounting for approximately 87.9% of gross sales during Fiscal 2000. Management believes the Company is one of the largest manufacturers of disposable foodservice products in North America.

         Paper, foam and plastic cups, lids and straws represent the largest part of the Company's United States disposable foodservice operations. The largest single product type within this category is cups, which are offered in various sizes (ranging from 3 to 64 ounces) for both hot and cold beverages. Brand names of the Company's principal beverage service products include Sweetheart(R), Lily(R), Trophy(R), Preference(TM), Jazz(R), Gallery(R), Clarity(R), Lumina(R), ClearLight(TM) and Go Cup(R).

         The Company offers a variety of other foodservice products, which includes paper, foam, and plastic plates and bowls, portion cups and cutlery. These products are sold to a broad array of commercial and on-site foodservice operators.

         The Company also offers carryout service products consisting of paper and plastic tubs, containers, lids and hinged foam containers. The Company believes it is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America. Munchie Cup(R), Flexstyles(R), Highlights(R) bowls, Maximizers(TM) and Scoop Cup are some of the Company's carryout service brands.

         Other products include the Company's Flex-E-Form(R) straight-wall paper manufacturing technology and Flex-Guard(R), a spiral wound tamper-evident lid. In addition, the Company provides foodservice customers with retail packages sold through retailers under various Sweetheart(R) and private label brands.

         To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at their plants. The Company's filling and lidding equipment is leased to customers under the trade names Auto-Pak(TM), Flex-E-Fill(R) and FoodPac(R). The Company also designs and manufactures cup-making equipment. This equipment is manufactured in the Company's machine shop and assembly plants located in Owings Mills, Maryland and Kensington, Connecticut. Types of products packaged in the Company's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts.


Marketing and Sales

         The Company's institutional and consumer foodservice products are primarily sold to national accounts and through distributors to other end-users. Food packaging customers include national and regional dairies and food companies. Consumer products are sold to grocery, convenience and club stores.

         The Company focuses its marketing efforts on both the distributor and the end-user customer. The Company tailors programs, consisting of products, price, promotional and merchandising materials, training and sales/marketing coverage to effectively meet the specific needs of target customers and markets. The Company sells these programs through both a direct sales organization and brokers. The Company supports this process through the development of innovative new products, materials and processes, while leveraging its strong brand recognition and national network of manufacturing and distribution centers.


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


Competition

         All of the markets in which the Company sells its products are extremely competitive. Because of the low barriers to entry for new competitors, the level of competition has been and may continue to be intense as new entrants attempt to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers, some of whom have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented and includes competitors who compete across the full line of the Company's products, as well as those who compete against a limited number of the Company's products. A few of the Company's competitors are also vertically integrated into the production of paper or plastic raw materials and have greater access to financial and other resources. The Company's primary competitors in its institutional and consumer foodservice customer base include Dart Container Corporation, Dixie Foodservice (a division of Fort James Corp.), Solo Cup Co., International Paper Food Service Group and Pactiv. Major competitors in its food packaging customer base include Berry Plastics, Inc., Landis Plastics, Inc., Interbake Foods Inc., Polytainer, Ltd. and Sealright Co., Inc.


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2000, sales to the Company's customers in Canada constituted approximately 7.1% of its net sales. During Fiscal 2000, sales to the Company's five largest customers represented approximately 35.2% of its net sales. One national customer of the Company accounted for 11.1% of its net sales in Fiscal 2000. The loss of one or more large national customers could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts, which have been developed over many years.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  foreign  and  local  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharge of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no material pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material.

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


Technology and Research

         The Company maintains a facility for the development of new products and product line extensions in Owings Mills, Maryland and a facility for machinery design & building in Kensington, Connecticut. The Company maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products, equipment, and processes and technical assistance in adhering to environmental rules and regulations. The Company strives to expand its proprietary manufacturing technology, further automate its manufacturing operations and develop improved manufacturing processes, equipment, and products.


Employees

         At September 24, 2000, the Company employed approximately 6,384 persons, of whom approximately 5,385 persons were hourly employees. Approximately 93.3% of the employees are located at facilities in the United States. The Company currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri, Augusta, Georgia, Kensington,
Connecticut, and Toronto, Canada (collectively, the "Sweetheart CBAs"). The Sweetheart CBAs cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority and union rights. As of September 24, 2000, approximately 24.7% of the Company's hourly employees were covered by the Sweetheart CBAs. The current expiration dates of the Springfield, Augusta, Kensington and Toronto CBAs are March 4, 2001, October 31, 2002, September 30, 2001 and November 30, 2003, respectively. The Company considers its relationship with its employees to be good.

Item 2.     PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States and Canada. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                                       Size
                                                 Type of             Owned/        (Approximate
                   Location                      Facility (1)        Leased        square feet)
                   --------                      ------------        ------        ------------

Augusta, Georgia............................          M/W               O              339,000

Conyers, Georgia (2 facilities).............          M/W               O              350,000
                                                      W                 O              555,000

Chicago, Illinois (2 facilities)............          M/W               O              902,000
                                                      W                 L              741,000

Dallas, Texas ..............................          M/W               O            1,316,000

Hampstead, Maryland.........................          W                 L            1,034,000

Kensington, Connecticut (4 facilities)......          M/W               L               96,000
                                                      M/W               L              112,000
                                                      W                 L               40,000
                                                      W                 L               30,000

Lafayette, Georgia..........................          M/W               L              147,000


Manchester, New Hampshire...................          M/W               O              160,000

North Las Vegas, Nevada (2 facilities)......          M/W               L              195,100
                                                      W                 L               58,450

Ontario, California.........................          W                 L              396,000

Owings Mills, Maryland (2 facilities).......          M/W               O            1,533,000
                                                      M/W               O              267,000

Somerville, Massachusetts...................          M/W               O              193,000

Springfield, Missouri (2 facilities)........          M/W               O              925,000
                                                      W                 L              415,000

Wilmington, Massachusetts...................          W                 L              119,000

Scarborough, Ontario, Canada ...............          M/W               O              400,000
--------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.

Item 3.     LEGAL PROCEEDINGS


         Aldridge. A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States
District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of November 27, 2000, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by the Company.

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

         Fort James Corporation. A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with this settlement had been paid.

         Other. On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas. The Company denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Sweetheart Cup is a wholly owned subsidiary of Sweetheart Holdings, which is a privately held corporation. No equity securities of Sweetheart
Holdings or Sweetheart Cup are publicly traded or registered under the Securities Exchange Act of 1934, as amended, and there is no public trading market for the stock.

         Payment of cash dividends is restricted under the instruments governing the Company's indebtedness. The Company has not paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

         As of November 27, 2000, there were eleven holders of Sweetheart Holdings' Class A Common Stock and one holder of Sweetheart Holdings' Class B Common Stock.


Item 6.     SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         Set forth below are selected historical consolidated financial data of the Company at the dates and for the fiscal years shown. The selected historical consolidated financial data at September 24, 2000 September 26, 1999 and September 27, 1998 and for Fiscal 2000, 1999 and 1998 is derived from historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Deloitte & Touche, LLP, independent auditors and are included elsewhere herein. The selected historical consolidated financial data at September 30, 1997 and September 30, 1996 and for Fiscal 1997 and 1996 is derived from the historical consolidated financial statements of the Company and subsidiaries for such periods.

         During  Fiscal  2000 and Fiscal  1997,  the  Company  accelerated  $0.5 million and $1.6 million, respectively, of amortization for unamortized debt issuance costs related to the early retirement of debt. These charges are shown as an extraordinary loss (net of $0.2 million and $0.6 million of income taxes, respectively) on the Consolidated Statements of Operations and Other Comprehensive Income (Loss). During the quarter ended December 31, 1997, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.


                                                                       Fiscal
                                ------------------------------------------------------------------------------------
(In thousands)                       2000             1999             1998             1997              1996
                                  ----------      ----------       ----------       ----------        ----------
Operating Data:
Net sales                          $952,728        $863,781         $843,502         $886,017          $959,818
Cost of sales                       833,959         763,750          787,706          822,818           859,029
                                  ---------         -------          -------          -------         ---------
Gross profit                        118,769         100,031           55,796           63,199           100,789
Selling,general and administrative   64,852          67,406           68,818           66,792            61,788
Other (income) expense, net          (4,688)         (1,180)          12,400              (73)            4,271
Asset impairment expense                  -               -            5,000           24,550                 -
Restructuring charge (credit)           503            (512)             897            9,680                 -
                                  ---------       ---------        ---------        ---------         ---------
Operating income (loss)              58,102          34,317          (31,319)         (37,750)           34,730
Interest expense, net                36,825          41,671           42,955           40,265            37,517
                                  ---------       ---------        ---------        ---------         ---------
Income (loss) before taxes,
 cumulative effect of change in
 accounting principle and
 extraordinary loss                  21,277          (7,354)         (74,274)         (78,015)           (2,787)
Income tax benefit (expense)         (8,492)          2,941           29,711           31,206             1,115
Cumulative effect of change in
 accounting principle                     -               -            1,511                -                 -
Extraordinary loss                      313               -                -              940                 -
                                  ---------       ---------        ---------        ---------         ---------
Net income (loss)                   $12,472         $(4,413)        $(46,074)        $(47,749)          $(1,672)
                                  =========       =========        =========        =========         =========
Balance Sheet Data (at end of
 period):
Property,plant and equipment,net   $205,787        $322,967         $355,224         $382,491          $427,833
Total assets                        582,833         634,640          665,626          715,589           757,839
Long-term debt*                     210,269         118,446          422,438          430,499           385,579
Shareholders' equity                 30,413          18,274           18,983           70,670           118,552

* See Note 9 of the Notes to Consolidated Financial Statements.


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

         On October 22, 1998, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to the 52 or 53 week period ending on the last Sunday in September. This change became effective for Fiscal 1998, which is the period from October 1, 1997 through September 27, 1998; Fiscal 1999 is the period from September 28, 1998 through September 26, 1999; Fiscal 2000 is the period from September 27, 1999 through September 24, 2000.

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


Fiscal 2000 Compared to Fiscal 1999

         Net sales increased $88.9 million, or 10.3%, to $952.7 million in Fiscal 2000 compared to $863.8 million in Fiscal 1999 reflecting a 7.1% increase in sales volume and a 2.9% increase in average sales prices to domestic customers. During Fiscal 2000, the Company experienced an increase in sales volume of those products with higher average selling prices. The increase in average realized sales price reflects a successful effort by the Company to raise prices to institutional foodservice customers and to sell a mix of units with higher average selling prices. Sales volumes to institutional foodservice customers increased 6.4% primarily as a result of the Company's focus on revenue growth with key customers. Sales volumes to food packaging customers increased 0.5% while average realized sales price increased 1.3%, primarily as a result of increased pricing resulting from raw material cost increases. Net sales to Canadian customers increased $8.4 million, or 14.1%, primarily due to increased sales volume of existing products to national accounts and the introduction of several new products.

         Gross profit increased $18.8 million, or 18.8%, to $118.8 million in Fiscal 2000 compared to $100.0 million in Fiscal 1999. As a percentage of net sales, gross profit increased to 12.5% in Fiscal 2000 from 11.6% in Fiscal 1999. This improvement is attributable to a shift in sales towards a more profitable product mix in combination with increased sales volume, improved manufacturing efficiencies and higher average selling prices, partially offset by increased raw material costs.

         Selling, general and administrative expenses decreased $2.5 million, or 3.7%, to $64.9 million in Fiscal 2000 compared to $67.4 million in Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 6.8% in Fiscal 2000 from 7.8% in Fiscal 1999. This decrease is due primarily to lower spending in the areas of legal and outside consulting services.

         Other (income) expense, net was $4.7 million of income in Fiscal 2000 compared to $1.2 million of income in Fiscal 1999. In Fiscal 2000, the Company recognized $4.1 million gain on the sale of property, plant and equipment and $2.8 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction (see "--Liquidity and Capital Resources"). These gains were partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the

Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower. The Company also incurred $1.4 million of expense in connection with the Aldridge litigation.

         Restructuring charge (credit) increased to a charge of $0.5 million in Fiscal 2000 compared to a credit of $0.5 million in Fiscal 1999. During the quarter ended March 2000, the Company established a restructuring reserve in conjunction with the planned elimination of the Company's centralized machine shop, primarily for severance and related costs in connection with workforce reductions. See Note 16 of the Notes to Consolidated Financial Statements.

         Operating income (loss) increased $23.8 million to $58.1 million in Fiscal 2000 compared to $34.3 million in Fiscal 1999 due to the reasons described above.

         Interest expense, net decreased $4.9 million, or 11.8%, to $36.8 million in Fiscal 2000 compared to $41.7 million in Fiscal 1999. This decrease is attributable to lower interest rates on lower outstanding balances under the Company's revolving credit facility and the June 2000 redemption of the Senior Secured Notes.

         Income tax expense (benefit) increased $11.4 million to an expense of $8.5 million in Fiscal 2000 compared to a benefit of $2.9 million in Fiscal 1999. The effective rate for Fiscal 2000 and 1999 was 40%.

         Extraordinary loss on the early extinguishment of debt was $0.3 million net of the income tax benefit in Fiscal 2000 resulting from the redemption of the Company's Senior Secured Notes.

         Net income (loss) increased $16.9 million, or 384.1%, to $12.5 million income in Fiscal 2000 compared to $4.4 million loss in Fiscal 1999 due to the reasons described above.


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

         Income tax expense (benefit) increased $26.8 million to a $2.9 million benefit in Fiscal 1999 compared to a $29.7 million benefit in the Fiscal 1998. The effective rate for Fiscal 1999 and 1998 was 40%.

         Net income (loss) increased $41.7 million, or 90.5%, to a loss of $4.4 million in Fiscal 1999 compared to a loss of $46.1 million in Fiscal 1998 due to the reasons described above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal 2000, the Company funded its capital expenditures from the sale of assets and cash generated from operations. The Company expects to continue this method of funding for its Fiscal 2001 capital expenditures.

         Net cash used in operating activities in Fiscal 2000 was $4.2 million compared to net cash provided by operating activities of $49.8 million in Fiscal 1999. This is due primarily to an increase in receivables resulting from increased sales and management's decision to build inventory in support of anticipated market expansion. These increases were partially offset by more favorable income from operating activities.

         Working capital increased $306.3 million to $130.1 million at September 24, 2000 from a deficit of $176.2 million at September 26, 1999. This increase resulted primarily from the redemption of the Senior Secured Notes and the refinancing of the U.S. Credit Facility.

         Capital expenditures for Fiscal 2000 were $23.5 million compared to $30.8 million in Fiscal 1999. Capital expenditures in Fiscal 2000 included $13.6 million for new production equipment, $3.5 million for facility improvements and $1.0 million for management information systems, with the remaining consisting primarily of routine capital improvements. Funding for the Fiscal 2000 capital expenditures was provided by cash generated from operations, $7.9 million from the sale of a distribution facility and $0.6 million from the sale of machinery. During Fiscal 2001, the Company intends to continue to rely on a combination of cash generated by operations and the sale of assets to fund capital expenditures.

         On May 15, 2000, Sweetheart Cup acquired all of the issued and outstanding capital stock of Sherwood and its subsidiaries pursuant to a Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood (the "Sherwood Agreement") for an aggregate purchase price of $17.4 million of which $12.4 million was paid in cash, subject to post closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood non-interest bearing promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood's debt, which was paid in full on June 15, 2000.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. The proceeds from this sale were used in part to redeem the Senior Secured Notes, repay debt in connection with the acquisition of Sherwood and repay a portion of the outstanding balance under the U.S. Credit Facility.

         Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sales lease-back transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the Company's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         The Company is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease. The taxable gain in the amount of $147.8 million has allowed the Company to utilize a substantial portion of its net operating loss carry-forward. See "--Net Operating Loss Carry-forwards".

          On June 15, 2000, the Company refinanced its revolving credit facility (the "U.S. Credit Facility") to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 24, 2000, $56.1 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

         The Company's Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of September 24, 2000, Cdn $1.8 million (approximately $1.2 million) was available under the Canadian Credit Facility. The Company intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         On June 15, 2000, the Company issued a redemption notice to the holders of its Senior Secured Notes due September 1, 2000. In connection therewith, the Company paid $190.0 million plus accrued interest to the U.S. Trust Company of New York in settlement of the Senior Secured Notes.

         These transactions set forth above are expected to increase annual net income by approximately $8.0 million. This increase will be comprised of (i) decreased interest expense and (ii) increased other income, as the gain from the asset sale in conjunction with the sale-leaseback transaction is amortized over the lease term, partially offset by (iii) decreased gross profit, as increased rent expense will exceed depreciation expense, and (iv) increased income tax expenses.

         The instruments governing the indebtedness of the Company contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of November 27, 2000, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by the Company.

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

         A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with this settlement had been paid.

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


Net Operating Loss Carry-forwards

         As of September 24, 2000, the Company had approximately $32 million of net operating loss ("NOL") carry-forwards for federal income tax purposes, which expire in 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize such NOLs.


Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company has evaluated this standard which is effective for Fiscal 2001 and has concluded that SFAS No.133 will not have a significant impact on the financial statement presentation.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The Company has evaluated this bulletin which is effective for Fiscal 2001 and has concluded that SAB No.101 will not have a significant impact on the financial statement presentation.


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


Item 9. CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               NONE

                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of Sweetheart Holdings and Sweetheart Cup as of November 27, 2000. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Name                      Age         Position
--------------------------------------------------------------------------------
Dennis Mehiel             58          Chairman and Chief Executive Officer of Sweetheart Holdings
                                      and Sweetheart Cup

Thomas Uleau              56          President, Chief Operating Officer and Director of Sweetheart
                                      Holdings and Sweetheart Cup

W. Richard Bingham        64          Director of Sweetheart Holdings and Sweetheart Cup

Kim A. Marvin             39          Director of Sweetheart Holdings and Sweetheart Cup

Theodore C. Rogers        66          Director of Sweetheart Holdings and Sweetheart Cup

Michael Hastings          53          Senior Vice President - Sales and Marketing of Sweetheart
                                      Holdings and Sweetheart Cup

Hans H. Heinsen           47          Senior Vice President - Finance and Chief Financial Officer of
                                      Sweetheart Holdings and Sweetheart Cup

Thomas Pasqualini         43          Senior Vice President - Manufacturing and Logistics of
                                      Sweetheart Holdings and Sweetheart Cup

Daniel M. Carson          54          Vice President - Chief Administrative Officer, General
                                      Counsel and Corporate  Secretary of Sweetheart Holdings and
                                      Sweetheart Cup

Charles E. Busse          62          Vice President - Research and Engineering of Sweetheart
                                      Holdings and Sweetheart Cup

William H. Haas           59          Vice President - Sales of Sweetheart Holdings and Sweetheart
                                      Cup

Rick Schneider            51          Vice President - Manufacturing of Sweetheart Holdings and
                                      Sweetheart Cup

Jeffrey Seidman           46          Vice President - Human Resources of Sweetheart Holdings and
                                      Sweetheart Cup

         Mr. Mehiel has been Chairman of the Board and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of SF Holdings and its subsidiaries, Fonda and Creative Expressions Group ("CEG"). Since August 2000, he has been a director of Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, which he co-founded. From 1966 until August 2000, he was Chairman of Four M, and since 1977 (except during a leave of absence from April 1994 through July 1995) he was the Chief Executive Officer of Four M. Mr. Mehiel is also currently a director of Box USA Holdings, Inc ("BoxUSA").

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

         Mr. Pasqualini has served as Senior Vice President - Manufacturing and Logistics of Sweetheart Holdings and Sweetheart Cup since August 2000. Mr. Pasqualini served as Vice President of Logistics and Distribution and Director of Distribution over the past five years, as well as several other positions with the Company and its predecessors since 1981. Prior to joining Sweetheart Cup, Mr. Pasqualini held a variety of manufacturing management positions with Ampat.

         Mr. Carson has served as Vice President - Chief Administrative Officer and General Counsel and Corporate Secretary of Sweetheart Holdings and Sweetheart Cup since August 2000. Mr. Carson served as Vice President - General Counsel and Corporate Secretary of Sweetheart Holdings since October 1993 and served as Vice President - General Counsel and Corporate Secretary of Sweetheart Cup and as Corporate Secretary of Sweetheart Holdings since February 1993. He served as Assistant General Counsel and Director of U.S. Legal Affairs of Avon Products, Inc., a consumer products company, from September 1991 to February 1993 and was Of Counsel to Bell, Boyd & Lloyd (Chicago, Illinois) from June 1991 to August 1991. From May 1981 until June 1991, Mr. Carson was Associate General Counsel for Continental Can Company, Inc., a packaging and paper products company.

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

         Mr. Seidman has served as Vice President - Human Resources of Sweetheart Holdings and Sweetheart Cup since September 1998. Prior to joining the Company, he was with Fonda from 1995 to 1998, where he held various positions including, Vice President of Human Resources and Director of Operations. Prior to joining Fonda, he was employed by Scott Paper in various human resources positions since 1989.


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


Item 11.    EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation, for Fiscal Years 2000, 1999, and 1998, of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings and Sweetheart Cup (collectively, the "named executive officers"). The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or
(ii) $50,000. Thus, such amounts are not reflected in the following table.

                                               Summary Compensation Table


                                                           Annual Compensation
----------------------------------------- --------------------------------------------------  ------------------
                                                                                                  All Other
           Name and Principal                                   Salary           Bonus          Compensation
                Position                       Fiscal             ($)           ($) (1)              ($)
----------------------------------------- ----------------- ---------------- ---------------  ------------------
Dennis Mehiel
   Chairman and Chief Executive  Officer     2000               771,280          400,000            1,507   (2)
   of     Sweetheart     Holdings    and     1999               349,650          340,000            1,743   (3)
   Sweetheart Cup                            1998 (4)           188,775                -                -

Thomas Uleau
   President,  Chief  Operating  Officer     2000               370,129          500,000           18,201   (5)
   and Director of  Sweetheart  Holdings     1999               298,654          445,000           78,037   (6)
   and Sweetheart Cup                        1998 (7)           144,414                -           34,451   (8)

Michael Hastings
   Senior  Vice  President  - Sales  and     2000               170,512          235,000           23,182   (9)
   Marketing of Sweetheart  Holdings and     1999               124,231          255,000           49,722   (10)
   Sweetheart Cup                            1998 (11)           56,664                -           54,387   (12)

Hans H. Heinsen
   Senior  Vice  President - Finance and     2000               140,962          235,000                -
   Chief     Financial     Officer    of     1999 (13)          125,000          217,000                -
   Sweetheart  Holdings  and  Sweetheart     1998                     -                -                -
   Cup

Charles E. Busse
   Vice   President   -   Research   and     2000               188,299          147,954           10,399   (14)
   Engineering  of  Sweetheart  Holdings     1999               177,216          130,199          128,606   (15)
   and Sweetheart Cup                        1998               175,848                -          352,642   (16)

(1)  Amounts shown were paid based upon the Company's performance.
(2)  Reflects $1,507 of life insurance premiums paid by the Company.
(3)  Reflects $1,743 of life insurance premiums paid by the Company.
(4) Mr. Mehiel became Chairman and Chief Executive Officer effective March 12, 1998. Amounts shown here were paid during the remainder of Fiscal 1998.
(5) Reflects $5,282 paid for relocation expenses, $7,625 contributed under the 401(k) Plan, and $5,294 of life insurance premiums paid by the Company.
(6) Reflects $67,604 paid for relocation expenses, $4,375 contributed under the 401(k) Plan, $5,965 of life insurance premiums paid by the Company and $93 of long-term disability insurance premiums paid by the Company.
(7) Mr. Uleau became President, Chief Operating Officer and Director effective March 12, 1998. Amounts shown here were paid during the remainder of Fiscal 1998.
(8) Reflects $29,167 paid for relocation expenses, $2,785 contributed under the 401(k) Plan, $2,376 of life insurance premiums paid by the Company and $123 of long-term disability insurance premiums paid by the Company.
(9) Reflects $14,119 paid for relocation expenses, $7,500 contributed under the 401(k) Plan, $1,563 of life insurance premiums paid by the Company.
(10) Reflects $41,414 paid for relocation expenses, $6,000 contributed under the 401(k) Plan, $2,255 of life insurance premiums paid by the Company and $53 of long-term disability premiums paid by the Company.
(11) Mr. Hastings became Senior Vice President of Sales and Marketing effective March 12, 1998.

     Amounts shown here were paid during the remainder of Fiscal 1998.
(12) Reflects $50,249 paid for relocation expenses, $2,769 contributed under the 401(k) Plan, $1,296 of life insurance premiums paid by the Company and $73 of long-term disability premiums paid by the Company.
(13) Mr. Heinsen became Vice President of Finance and Chief Financial Officer effective March 12, 1998; however, it was not until Fiscal 1999 that the Company began to pay his salary and bonus.
(14) Reflects $6,673 contributed under the 401(k) Plan and $3,726 of life insurance premiums paid by the Company.
(15) Reflects $118,600 paid under the Special Incentive Agreement, $5,000 contributed under the 401(k) Plan, $4,959 of life insurance premiums paid by the Company and $47 of long-term disability insurance premiums paid by the Company. (16) Reflects $190, 077 paid under the Executive Retention Pan, $118,600 paid under the Special Incentive Agreement, $35,458 paid under the Stock Option Repurchase Plan, $4,750 contributed under the 401(k) Plan, $3,651 of life insurance premiums paid by the Company, $106 of long-term disability insurance premiums paid by the Company.


Stock Option Plan

         On March 12, 1998, all outstanding options to purchase stock of the Company were cashed out in full pursuant to the agreement governing the SF Holdings Investment (the "Stock Option Repurchase Plan"). There are currently no options to purchase either Class A or Class B common stock outstanding.


Employee Benefit Plans

         A majority of the Company's employees ("Participants") are covered under a 401(k) defined contribution plan. Effective January 1, 2000, the Company provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. The Company's match is currently limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Certain Company employees are covered under defined benefit plans. Benefits under these plans are generally based on fixed amounts for each year of service.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Sweetheart Holdings common stock as of November 27, 2000, by holders having beneficial ownership of more than five percent of Sweetheart Holdings common stock, by each of the directors of Sweetheart Holdings, by each of the named executive officers and by all directors and executive officers of Sweetheart Holdings as a group. All of the outstanding common stock of Sweetheart Cup is owned by Sweetheart Holdings.

                                                             Class A Common Stock           Class B Common Stock
                                                        -----------------------------    ---------------------------
                                                         Number of         Percent         Number of       Percent
Name of Beneficial Owner                                   Shares          of Class         Shares         of Class
------------------------                               -------------     -----------     ------------    -----------
American Industrial Partners Capital Fund, L.P.           280,189            26.8%                -            -
         One Maritime Plaza
         Suite 2525
         San Francisco, CA 94111

Kane & Co., as nominee for First Plaza Group Trust
(1)................................................       182,000            17.4                 -            -
         c/o Chase Manhattan Bank
         4 New York Plaza - 11th floor
         New York, NY 10004

Leeway & Co., as nominee for the Long Term Investment
Trust (2)..........................................        30,197             2.9                 -            -
         c/o State Street Bank & Trust Co.
         Master Trust Division - W6C
         1 Enterprise Drive
         North Quincy, MA 02171

Ell & Co., as nominee for the Lucent Technologies
Inc. Master Pension Trust (3)......................        47,803             4.6                 -            -
         c/o The Northern Trust Company
         40 Broad Street
         8th Floor
         New York, NY 10004

SF Holdings Group, Inc.............................       505,200            48.3         4,393,200        100.0%
              373 Park Avenue South
              New York, NY  10016

W. Richard Bingham (4).............................       280,189            26.8                 -            -

Theodore C. Rogers (4).............................       280,189            26.8             -                -

Dennis Mehiel(5)...................................       370,059            35.4         3,218,019         73.3

Directors and executive officers as a group
(4 persons)(6).....................................       657,220            62.8         3,278,645         74.6

(1) Chase Manhattan Bank, acts as the trustee (the "Trustee") for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly-owned subsidiary of GM GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed.
(2) State Street Bank & Trust Co. acts as trustee for a trust under and for the benefit of certain employee benefit plans of American Telephone & Telegraph Co. ("AT&T") and its subsidiaries. These shares may be deemed to be owned beneficially by the Long Term Investment Trust.
(3) The Northern Trust Company acts as trustee for a trust under and for the benefit of certain employee benefit plans of Lucent Technologies Inc. These shares may deemed to be owned beneficially by the Lucent Technologies Inc. Master Pension Trust.
(4) All of such shares are held of record by AIP. Messrs. Bingham and Rogers are general partners of AIP and share investment and voting power with respect to the securities owned by AIP. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, CA 94111 and the business address of Mr. Rogers is 551 Fifth Avenue, Suite 3800, New York, NY 10176.
(5) All of such shares are held by SF Holdings of which 502,080 are held directly and 3,120 are held indirectly through Fonda, which is wholly owned by SF Holdings. Mr. Mehiel beneficially owns 73.3% of the outstanding common stock. The business address of Mr. Mehiel is 373 Park Avenue South, New York, NY, 10016.
(6)  All of such shares are held by either AIP or SF Holdings.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Shareholders' Agreement

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated by the shareholders of the Company prior to the SF Holdings Investment (the "Original Shareholders") and two of whom are nominated by SF Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity,
(ii) the sale of all or a material portion of the Company's assets, (iii) entering into any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness, (vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain Management Services Agreement, as amended, Fonda, an affiliate of SF Holdings manages the day-to-day operations of the Company subject to the direction of the Board of Directors.

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


Management Services Agreement with SF Holdings

         Pursuant to the Management Services Agreement, as amended, SF Holdings and AIPM, which manages AIP, are entitled to receive an aggregate annual fee of $1.85 million, payable semi-annually 45 days after the scheduled interest payment dates for the Senior Subordinate Notes, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the day to day operations of the Company. AIPM provides substantial ongoing financial and management services to the Company. Fees were split between SF Holdings and AIPM 50/50 during Fiscal 1999, and 60/40 during Fiscal 2000. Fees will be split 70/30 during Fiscal 2001 and paid 100% to SF Holdings thereafter. SF Holdings has assigned substantially all of its interests under this agreement to Fonda, but retains $200,000 per year of fees for administrative services.


Transactions with Affiliates

         All of the below and above referenced affiliates are under the common ownership of the Company's Chief Executive Officer, except AIP and AIPM which are affiliates of a shareholder.

         During Fiscal 2000, the Company sold (i) $16.7 million of cups to Fonda (a wholly owned subsidiary of SF Holdings), and (ii) $0.8 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable, as of September 24, 2000, is $2.2 million due from Fonda and $0.2 million due from Fibre Marketing.

         During Fiscal 2000, the Company purchased (i) $8.0 million of corrugated containers and $0.2 million of other services from Four M, (ii) $11.4 million of paper plates, $0.2 million of equipment rental and $1.0 million of other services from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of September 24, 2000, are $0.1 million due to Four M and $0.9 million due to Fonda. Other purchases from and sales to affiliates during Fiscal 2000 were not material.

         During Fiscal 2000, the Company purchased certain paper cup machines from Fonda at a fair market value of $1.3 million. The equipment was recorded in property, plant and equipment at Fonda's net book value, resulting in a charge to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

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

         During Fiscal 1999, the Company sold (i) $6.8 million of cups to Fonda,
(ii) $0.2 million of paper scrap to Fibre Marketing and (iii) $0.1 million of cups to CEG. Accounts receivable as of September 26, 1999 from these sales are $0.8 million due from Fonda and $0.1 million due from Fibre Marketing. Sales to these affiliates in preceding fiscal years were not material.

         During Fiscal 1999, the Company purchased (i) $6.1 million of corrugated containers from Four M, (ii) $3.8 million of paper plates from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc. Accounts payable, as of September 26, 1999, from these purchases, are $0.5 million due to Four M and $0.7 million due to Fonda.

         During Fiscal 1998, the Company purchased $1.8 million of corrugated containers from Four M, of which $0.4 million was payable as of September 27, 1998. Purchases from Fonda and Emerald Lady, Inc. in preceding fiscal years were not material.

         During the fourth quarter of Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's CEO has an interest, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2000, rental payments under this lease were $0.7 million. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         In November 2000, the Company began leasing a facility from D&L Andover Property, LLC, an entity in which the CEO has an interest. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.


                                     PART IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. The financial statement schedule listed in the "Index to Financial Statement Schedules."

     3.  Exhibits

         3.1 Certificate of Incorporation of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.1 of the Company's report on Form 10-K dated December 22, 1993 (the "1993 10-K"))
         3.3 Certificate of Amendment to the Restated Certificate of Incorp oration of Sweetheart Holdings Inc. dated March 11, 1998 (inco rporated by reference from Exhibit 3.3 of the Company's report on Form 10-Q dated May 15, 1998).
         3.4 Amended and Restated By-Laws of Sweetheart Holdings Inc. dated March 12, 1998 (incorporated by reference from Exhibit
                  3.4 of the Company's report on Form 10-Q dated May 15, 1998).
         4.1 Indenture for the Senior Secured Notes between Sweetheart Cup Company Inc. and United States Trust Company of New York, as
                  Trustee   (incorporated  by  reference  from  Exhibit

                  4.1 of Sweetheart Holdings Inc.'s Report on Form 8-K dated October 6, 1993 (the "1993 8-K")).

         4.2 Indenture for the Senior Subordinated Notes between Sweetheart Cup Company Inc. and U.S. Trust Company of Texas, N.A., as Trustee(incorporated by reference from Exhibit 4.2 on the 1993 8-K).
         10.13 Asset Sale Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 11, 1994).
         10.14 Bill of Sale, Assignment and Assumption Agreement dated as of October 6,1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.2 of the Company's report on Form 10-Q dated February 11, 1994).
         10.15 Wraparound Note dated as of October 6, 1993 made by Sweetheart Holdings Inc. to Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 11, 1994).
         10.16 Asset Distribution Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated February 11, 1994).
         10.17 Manufacturing Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (the "Manufacturing Agreement") (incorporated by reference from
                  Exhibit 10.5 of the Company's report on Form 10-Q dated February 11, 1994).
         10.18 First Amendment to Manufacturing Agreement dated February 25, 1994 (incorporated by reference from Exhibit 10.21 of the 1994 10-K).
         10.19 Patent/Know-How License Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.6 of the Company's report on Form 10-Q dated February 11, 1994).
         10.21 Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from Exhibit
                  10.1  of the  Company's report on Form  10-Q dated February 9,
                  1995).
         10.47 Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.47 of the Company's report on Form 10-Q dated May 15, 1998).
         10.48 Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.48 of the Company's report on Form 10-Q dated May 15, 1998).
         10.51 Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.51 of the Company's report on Form 10-Q dated August 14, 1998).
         10.52 Security Agreement made as of June 15, 1998 between Lily Cups Inc. as Grantor and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.52 of the Company's report on Form 10-Q dated August 14, 1998).
         10.57 Second Amended and Restated Loan and Security Agreement dated as of June 15, 2000 among Sweetheart Cup , as Borrower,
                  Sweetheart Holdings, as Parent, Bank of America, N.A., as Agent, and several Financial Institutions, named therein as Lenders (incorporated by reference from Exhibit 10.57 of the Company's report on Form 10-Q dated June 25, 2000).
         10.58 Intercreditor Agreement dated as of June 15, 2000 among Bank of America, N.A., as Agent, and State Street, solely in its capacity as Owner Trustee and Lessor (incorporated by reference from Exhibit 10.58 of the Company's report on Form 10-Q dated June 25, 2000).
         10.59 Lease Agreement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweet-heart Cup, as Lessee (incorporated by reference from Exhibit
                  10.59 of the Company's report on Form 10-Q dated June 25,

                  2000).
         10.60 Lease Supplement dated as of June 1,2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweet-heart Cup, as Lessee (incorporated by reference from Exhibit
                  10.60 of the Company's report on Form 10-Q dated June 25,2000)
         10.61 Participation Agreement dated as of June 1, 2000 among Sweetheart Cup, as Lessee, the Company, as Guarantor, State Street, solely in its capacity as Owner Trustee, and several Owner Participants (incorporated by reference from Exhibit
                  10.61 of the  Company's  report  on Form 10-Q  dated  June 25,
                  2000).
         10.62 Definitions and Rules of Usage dated as of June 1, 2000 executed in conjunction with the Participation Agreement (incorporated by reference from Exhibit 10.62 of the Company's report on Form 10-Q dated June 25, 2000).
         18.0     Preferability Letter  (incorporated by reference from  Exhibit
                  18.0 of the  Company's  report on Form  10-Q  dated August 14,
                  1998).
         21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).
         27.0     Financial Data Schedule


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

                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Independent Auditors' Report                                                  29


Consolidated Balance Sheets as of September 24, 2000
         and September 26, 1999                                               30


Consolidated Statements of Operations and Other Comprehensive
         Income (Loss)for Fiscal Years 2000, 1999 and 1998                    31


Consolidated Statements of Cash Flows for Fiscal Years 2000,
         1999, and 1998                                                       32


Consolidated Statements of Shareholders' Equity for Fiscal
         Years 2000, 1999, and 1998                                           33


Notes to Consolidated Financial Statements                                    34

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.:


         We have audited the accompanying consolidated balance sheets of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 24, 2000 and September 26, 1999, and the related consolidated statements of operations and other comprehensive income (loss), shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 24, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 24, 2000 and September 26, 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 24, 2000 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 16 to the consolidated financial statements, during 1998, the Company changed its method for accounting for reengineering costs in connection with software installation.



/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 15, 2000

                                       SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except share data)

                                                                                   September 24,     September 26,
                                                                                        2000             1999
                                                                                  ---------------   --------------
                                          Assets
                                          ------
         Current assets:
           Cash and cash equivalents                                                    $  3,415         $  2,965
           Cash in escrow                                                                    300                -
           Receivables,less allowances of $2,072 and $1,905,respectively                 110,077           88,325
           Inventories                                                                   162,339          129,473
           Deferred income taxes                                                          16,303           12,962
           Spare parts - current                                                          21,543           16,278
                                                                                        --------         --------
                Total current assets                                                     313,977          250,003
                                                                                        --------         --------

         Property, plant and equipment, net                                              205,787          322,967

         Deferred income taxes                                                            34,183           41,055
         Spare parts                                                                       8,313           10,852
         Goodwill, net                                                                    10,969                -
         Other assets                                                                      9,604            9,763
                                                                                        --------         --------

                Total assets                                                            $582,833         $634,640
                                                                                        ========         ========

                           Liabilities and Shareholders' Equity
                           ------------------------------------
         Current liabilities:
           Accounts payable                                                             $ 76,317         $ 66,654
           Accrued payroll and related costs                                              45,017           45,089
           Other current liabilities                                                      36,400           39,045
           Current portion of deferred gain on sale of assets                             10,275                -
           Current portion of long-term debt                                              15,841          275,446
                                                                                        --------         --------

                Total current liabilities                                                183,850          426,234
                                                                                        --------         --------

         Commitments and contingencies (See Note 20)                                           -                -

         Long-term debt                                                                  210,269          118,446
         Deferred gain on sale of assets                                                  93,948                -
         Other liabilities                                                                64,353           71,686
                                                                                        --------         --------
                Total liabilities                                                        552,420          616,366
                                                                                        --------         --------

         Shareholders' equity:

           Class A Common Stock - Par value $.01 per share; 1,100,000 shares
                authorized; 1,046,000 shares issued and outstanding                           10               10
           Class B Common Stock - Par value $.01 per share; 4,600,000 shares
                authorized; 4,393,200 shares issued and outstanding                           44               44
           Additional paid-in capital                                                    100,070          101,090
           Accumulated deficit                                                           (67,611)         (80,083)
           Accumulated other comprehensive income (loss)                                  (2,100)          (2,787)
                                                                                        ---------        ---------
                Total shareholders' equity                                                30,413           18,274
                                                                                        ---------        ---------

                Total liabilities and shareholders' equity                              $582,833         $634,640
                                                                                        ========         ========


                                  See accompanying Notes to Consolidated Financial Statements.


                                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                 (In thousands)

                                                                            Fiscal
                                                        --------------- --------------- ---------------
                                                              2000           1999            1998
                                                        --------------- --------------- ---------------
Net sales                                                  $  952,728      $  863,781      $  843,502
Cost of sales                                                 833,959         763,750         787,706
                                                           -----------     -----------     -----------

         Gross profit                                         118,769         100,031          55,796

Selling, general and administrative expenses                   64,852          67,406          68,818
Other  (income) expense, net                                   (4,688)         (1,180)         12,400
Asset impairment expense                                            -               -           5,000
Restructuring charge (credit)                                     503            (512)            897
                                                           -----------     -----------     -----------

         Operating income (loss)                               58,102          34,317         (31,319)

Interest  expense,   net  of  interest  income  of
  $1,071, $122 and $755, respectively                          36,825          41,671          42,955
                                                           -----------     -----------     -----------

         Income  (loss)  before income tax expense
         (benefit),  cumulative  effect  of change
         in      accounting      principle     and
         extraordinary loss                                    21,277          (7,354)        (74,274)


Income tax expense (benefit)                                    8,492          (2,941)        (29,711)
                                                           -----------     -----------     -----------

         Income  (loss) before  cumulative  effect
         of change  in  accounting  principle  and
         extraordinary loss                                    12,785          (4,413)        (44,563)

Cumulative   effect  of   change   in   accounting
  principle (net of income taxes of $1,007)                         -               -           1,511

Extraordinary  (loss) on early  extinguishment  of
  debt (net of income tax benefit of $209)                       (313)              -               -
                                                           -----------     -----------     -----------

         Net income (loss)                                 $   12,472      $   (4,413)     $  (46,074)
                                                           ===========     ===========     ===========

Other comprehensive income (loss), net of tax:
         Foreign Currency translation adjustment                 (122)            272          (1,062)
         Minimum  pension   liability   adjustment
         (net of income taxes of ($539),($2,288)
         and $3,281, respectively)                                809           3,432          (4,922)
                                                           -----------     -----------     -----------

Other comprehensive income (loss)                                 687           3,704          (5,984)
                                                           -----------     -----------     -----------

         Comprehensive income (loss)                       $   13,159      $     (709)     $  (52,058)
                                                           ===========     ===========     ===========


                             See accompanying Notes to Consolidated Financial Statements.

                                       SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)

                                                                                             Fiscal
                                                                            ----------------------------------------
                                                                               2000           1999           1998
                                                                            ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                                      $ 12,472       $ (4,413)      $(46,074)

      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                          40,231         48,270         46,738
        Amortization of deferred gain                                          (2,813)             -              -
        Deferred income tax expense (benefit)                                   8,492         (2,941)       (29,711)
        Gain on sale of assets                                                 (4,439)        (1,301)        (4,245)
        Cumulative effect of change in accounting principle, net                    -              -          1,511
        Asset impairment expense                                                    -              -          5,000

      Changes in operating assets and liabilities:
        Receivables                                                           (21,119)        (3,077)           526
        Inventories                                                           (27,070)         3,592          9,212
        Accounts payable                                                        6,464            449          7,272
        Pension termination liability                                          (8,316)          (792)         3,326
        Other, net                                                             (8,136)         9,985        (11,349)
                                                                             ---------      ---------      ---------
            Net cash provided by (used  in) operating activities               (4,234)        49,772        (17,794)
                                                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Additions to property, plant and equipment                              (23,474)       (30,790)       (37,534)
      Acquisition of a business                                               (12,411)             -              -
      Proceeds from sale of bakery                                                  -              -         14,718
      Proceeds from sale of property, plant and equipment                     220,912          9,058          7,719
                                                               -             ---------      ---------      ---------
            Net cash provided by (used in) investing activities               185,027        (21,732)       (15,097)
                                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Net borrowings (repayments) under credit  facilities                      9,957        (31,906)        (4,129)
      (Repayments) of other debt                                             (190,000)             -              -
      Decrease in restricted cash                                                   -              -         29,016
      (Increase)/decrease in cash escrow                                         (300)         5,464          7,859
      Payment of financing fees                                                     -              -         (1,509)
      Other                                                                         -              -            371
                                                                             ---------      ---------      ---------
            Net cash provided by (used in) financing activities              (180,343)       (26,442)        31,608
                                                                            ----------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                  450          1,598         (1,283)

CASH AND CASH EQUIVALENTS, beginning of period                                  2,965          1,367          2,650
                                                                             ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                                     $  3,415       $  2,965       $  1,367
                                                                             =========      =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

            Interest paid                                                    $ 37,048       $ 39,828       $ 39,866
                                                                             =========      =========      =========

            Income taxes paid                                                $  2,972       $     80       $    711
                                                                             =========      =========      =========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:

            Note payable associated with business acquisition                $  2,914       $      -       $      -
                                                                             =========      =========      =========


                                  See accompanying Notes to Consolidated Financial Statements.

                                                   SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                (In thousands)


                                                                                 Accumulated    Retained
                                            Class A      Class B   Additional       Other       Earnings/                  Total
                                 Common     Common       Common      Paid-In    Comprehensive (Accumulated     Note    Shareholders'
                                 Stock    Stock (par)  Stock (par)   Capital    Income (Loss)   Deficit)    Receivable    Equity
                               -----------------------------------------------------------------------------------------------------
Balance, September 30, 1997     $101,100    $     -      $     -    $      -       $  (507)     $ (29,552)   $   (371)   $ 70,670

Net (loss)                             -          -            -           -             -        (46,074)          -     (46,074)
Stock dividend                         -          -           44           -             -            (44)          -           -
Common stock exchange           (101,100)        10            -     101,090             -              -           -           -
Payment received on note
  receivable                           -          -            -           -             -              -         371         371
Minimum pension liability
  adjustment                           -          -            -           -        (4,922)             -           -      (4,922)
Translation adjustment                 -          -            -           -        (1,062)             -           -      (1,062)
                                ---------   -------      --------   ---------      --------     ----------   ---------   ---------

Balance, September 27, 1998            -         10           44     101,090        (6,491)       (75,670)          -      18,983
Net (loss)                             -          -            -           -             -         (4,413)          -      (4,413)
Minimum pension liability
  adjustment                           -          -            -           -         3,432              -           -       3,432
Translation adjustment                 -          -            -           -           272              -           -         272
                                ---------   -------      --------   ---------      --------     ----------   ---------   ---------

Balance, September 26, 1999            -         10           44     101,090        (2,787)       (80,083)          -      18,274

Net income                             -          -            -           -             -         12,472           -      12,472
Elimination of gain on
  equipment purchased
  from related party                   -          -            -      (1,020)            -              -           -      (1,020)
Minimum pension liability
  adjustment                           -          -            -           -           809              -           -         809
Translation adjustment                 -          -            -           -          (122)             -           -        (122)
                                ---------   -------      --------   ---------      --------     ----------   ---------   ---------
Balance, September 24, 2000      $     -    $    10      $    44    $100,070       $(2,100)     $ (67,611)   $      -    $ 30,413
                                ==================================================================================================

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

         The Company is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 2000, the Company had net sales of approximately $953 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM) and Go Cup(R) for cups and plates and Silent Service(R), Centerpiece(R), Basix(R), Guildware(R) and Simple Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants. One national customer of the Company accounted for 11.1% of its net sales in Fiscal 2000.


1.  SIGNIFICANT ACCOUNTING POLICIES

         Business Segments - Sweetheart operates within one business segment and accordingly does not report multiple business segments.

         Fiscal year end - In Fiscal 1998, the Company's Board of Directors approved a change in the Company's fiscal year from the year ended September 30 to the 52 or 53 week period ending on the last Sunday in September. Fiscal 2000 is the 52 week period ended September 24, 2000. Fiscal 1999 is the 52 week period ended September 26, 1999. Fiscal 1998 is the period from October 1, 1997 through September 27, 1998.

         Principles of Consolidation and Translation - The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis as of September 24, 2000, September 26, 1999 and September 27, 1998 and for Fiscal Years 2000, 1999 and 1998. Assets and liabilities denominated in Canadian dollars are translated at the rates of exchange in effect at the balance sheet date. Income amounts are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment. All inter-company accounts and transactions have been eliminated.

         Cash, including Cash Equivalents, Restricted Cash and Cash in Escrow - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the terms of a lease agreement and is held in escrow with the trustee until utilized. (See Note 8)

         Inventories - The Company accounts for inventories using the first-in first-out (FIFO) method. Management believes that the FIFO method is preferable because it accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date and more accurately matches revenues with costs reported during the period presented.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation, and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of property, plant and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

         The asset lives of buildings and fixtures range between 12 and 50 years and have an average useful life of 37.4 years. The asset lives of equipment range between 5 and 18 years and have an average useful life of 9.6 years.

         Revenue Recognition - Revenue is recognized upon shipment of product. Also, the Company rents filling equipment to certain of its customers and recognizes this income over the life of the lease.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows.

         Income Taxes - Deferred income taxes are provided to recognize temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

         No deferred income taxes have been provided on the cumulative undistributed earnings of the Canadian subsidiary of Sweetheart Cup. Those earnings (approximately $12.5 million) are considered permanently reinvested under Accounting Principles Bulletin No. 23.

         Reclassifications   -  Certain   prior   period   balances   have  been
reclassified to conform with current presentation.

         Impact of Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The Company has evaluated this process which is effective for Fiscal 2001 and has concluded that SFAS No. 133 has no significant impact on the financial statement presentation.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The Company has evaluated this bulletin which is effective for Fiscal 2001 and has concluded that SAB No.101 will not have a significant impact on the financial statement presentation.

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


2.  INVENTORIES

         The components of inventories are as follows (in thousands):

                                     September 24,        September 26,
                                         2000                 1999
                                    --------------       --------------

 Raw materials and supplies           $  47,218              $  30,092
 Finished  products                     104,326                 92,193
 Work in progress                        10,795                  7,188
                                      ---------              ---------
          Total inventories           $ 162,339              $ 129,473
                                      =========              =========

3.  INCOME TAXES

         The  income  tax  provision  includes  the  following   components  (in
thousands):

                                                   Fiscal
                     -----------------------------------------------------------
                             2000                 1999                1998
                     -----------------------------------------------------------
Current-
   Federal              $  (2,825)             $       -             $       -
   State                     (800)                     -                     -
   Foreign                   (270)                     -                     -
                        ----------             ---------             ---------
    Total current          (3,895)                     -                     -
                        ----------             ---------             ---------

Deferred -
   Federal                 (4,369)                 2,549                25,588
   State                     (228)                   364                 3,656
   Foreign                      -                     28                   467
                        ---------              ---------             ----------

    Total deferred         (4,597)                 2,941                29,711
                        ----------             ---------             ---------
                        $  (8,492)             $   2,941             $  29,711
                        ==========             =========             =========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2000, 1999 and 1998 as a result of the following:

                                                 Fiscal Years
                               -------------------------------------------------
                                    2000            1999             1998
                               -------------------------------------------------

U.S. Federal tax rate               35%             35%              35%
State income taxes, net of
  U.S. Federal tax impact            4               4                4
Other, net                           1               1                1
                                 ------          ------           ------

    Effective tax rate              40%             40%              40%
                                 ======          ======           ======


         Deferred income taxes reflect the net tax effects of net operating loss carry-forwards, tax credit carry-forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                   September 24,       September 26,
                                                       2000                1999
                                                  --------------      --------------
Assets
   Post-retirement health and pension benefits         $ 25,437           $ 26,947
   Employee benefits                                      7,165              7,987
   Net operating loss carry-forwards                     11,627             84,410
   Deferred gain on sale-leaseback transaction           41,689                  -
   Alternative minimum tax credit carry-forward           3,179                354
   Other                                                  7,617              8,810
                                                       ---------          ---------
                                                         96,714            128,508
Liabilities
   Depreciation                                         (40,699)           (63,433)
   Inventory adjustments                                 (5,529)           (11,058)
                                                       ---------          ---------
                                                        (46,228)           (74,491)
                                                       ---------          ---------
Net deferred tax assets                                $ 50,486           $ 54,017
                                                       =========          =========

         The Company has net operating loss carry-forwards for income tax purposes of approximately $32 million, which will expire in 2018. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.


4.  PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                                   September 24,              September 26,
                                                        2000                      1999
                                                 ----------------          ----------------
     Land                                           $     16,780             $     19,051
     Buildings and improvements                           88,577                   89,933
     Machinery and equipment                             242,746                  435,593
     Construction in progress                              7,858                    5,575
                                                    -------------            -------------

         Total property, plant and equipment             355,961                  550,152
                                                    -------------            -------------

     Accumulated depreciation                           (150,174)                (227,185)
                                                    -------------            -------------

         Property, plant and equipment, net         $    205,787             $    322,967
                                                    =============            =============

         Depreciation of property, plant and equipment totaled $37.8 million, $45.9 million and $43.9 million in Fiscal 2000, 1999 and 1998, respectively.


5.  ACQUISITION

         On May 15, 2000, Sweetheart Cup acquired Sherwood, a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock

(the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $17.4 million of which $12.4 million was paid in cash, subject to post closing adjustments. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition has preliminarily resulted in goodwill as of September 24, 2000 of $11.2 million, which is being amortized over 20 years. The acquisition has been accounted for using the purchase method of accounting. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available. The consolidated financial statements of the Company include the activity for Sherwood from May 15, 2000 to September 24, 2000. The inclusion of this acquisition within the financial statements presented had a minimal impact on the Company's results.


6.  OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                            September 24,         September 26,
                                                 2000                 1999
                                           --------------       --------------

    Debt issuance costs, net of
         accumulated amortization           $    3,988             $    4,077
    Intangible pension asset
         (See Note 18)                             884                  2,217
    Prepaid assets                               3,076                    989
    Other                                        1,656                  2,480
                                             ----------             ----------

         Total other assets                 $    9,604             $    9,763
                                            ==========             ==========

         Amortization of debt issuance costs totaled $2.0 million, $2.4 million and $2.8 million for Fiscal 2000, 1999 and 1998, respectively, and is included in interest expense.


7.  OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                                   September 24,          September 26,
                                                        2000                  1999
                                                 ----------------       ---------------
    Sales allowances                              $    10,875             $     8,980
    Restructuring charges                                  68                       -
    Taxes, other than income taxes                      3,295                   4,434
    Litigation, claims and assessments
         (See Note 20)                                  9,288                  20,004
    Deferred rent payable                               8,631                       -
    Interest payable                                    1,741                   3,616
    Other                                               2,502                   2,011
                                                   -----------             -----------

         Total other current liabilities          $    36,400             $    39,045
                                                  ===========             ===========

8.  DEFERRED GAIN ON SALE OF ASSETS

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized over 125 months which is the term of the Lease. Annual rental payments under the Lease will be approximately $32.0 million.


9.  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):


                                               September 24,      September 26,
                                                   2000                1999
                                              --------------     --------------

U.S. Credit Facility                            $  102,249         $  84,476

Canadian Credit Facility                            10,320             9,416

10.5% Senior Subordinated Notes                    110,000           110,000

Sherwood Industries Notes                            3,541                 -

9.625% Senior Secured Notes                              -           190,000
                                                -----------        ----------

     Total debt                                    226,110           393,892

Less - Current portion of long-term debt           (15,841)         (275,446)
                                                -----------        ----------

     Total long-term debt                       $  210,269         $ 118,446
                                                ===========        ==========


         The aggregate annual maturities of long-term debt at September 24, 2000 are as follows (in thousands):

         Fiscal 2001                                            $15,841
         Fiscal 2002                                              5,007
         Fiscal 2003                                            115,004
         Fiscal 2004                                              5,004
         Fiscal 2005 and thereafter                              85,254
                                                               --------
                                                               $226,110
                                                               ========

         U.S. Credit Facility - On June 15, 2000, the Company's revolving credit facility (the "U.S. Credit Facility") was amended and restated to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility will now bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan will bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. In Fiscal 2000, the weighted average annual interest rate for the U.S. Credit Facility was 9.57%. The credit facility is collateralized by the Company's inventories and receivable with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 24, 2000, $56.1 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

         The indebtedness of Sweetheart Cup under the U.S. Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfected security interest in inventory, accounts receivable and all proceeds of the foregoing of Sweetheart Cup, a first priority security interest, shared with the sale-leaseback owner participants, in Shared Collateral (as defined in the U.S. Credit Facility to include primarily all capital stock owned by Sweetheart Holdings and Sweetheart Cup and of each of their respective present and future direct subsidiaries, all inter-company indebtedness payable to Sweetheart Holdings or Sweetheart Cup by Sweetheart Holdings, Sweetheart Cup or their respective present and future subsidiaries, and any proceeds from business interruption insurance) and a first priority perfected security interest in certain equipment.

         The U.S. Credit Facility contains various covenants that limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures and the use of proceeds from asset sales and certain other business activities. Additionally, the Company must maintain on a consolidated basis, certain specified ratios at specified times, including, without limitation, maintenance of minimum fixed charge coverage ratio. The Company is currently in compliance with all covenants under the U.S. Credit Facility. The U.S. Credit Facility provides for partial mandatory prepayments upon the sale of equipment collateral unless net proceeds are used to purchase replacement collateral and full repayment upon any change of control (as defined in the Agreement).

         Canadian Credit Facility - A Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility"). which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily Cups, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of September 24, 2000, Cdn $1.8 million (approximately $1.2 million) was available under the Canadian Credit Facility. The Company intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         Senior   Subordinated  Notes  -  Sweetheart  Cup  is  the  obligor  and
Sweetheart Holdings the guarantor with respect to $110 million of Senior Subordinated Notes.

         The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2003. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 101.313% until September 1, 2001 and 100% thereafter. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all borrowings under the U.S. Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited.

         The Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         Senior Secured Notes - On June 15, 2000, the Company issued a redemption notice to the holders of its Senior Secured Notes due September 1, 2000. In connection therewith, the Company paid $190.0 million plus accrued interest with the U.S. Trust Company of New York in settlement of the Senior Secured Notes.

         Sherwood Industries Notes - As part of the Sherwood Acquisition on May 15, 2000, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million.


10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments included in current assets and current liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. Long-term debt instruments, other than the Company's Senior Subordinated Notes, have variable interest rates that fluctuate along with current market conditions and thus the carrying value approximates their fair value.

         The fair value of the Company's Senior Subordinated Notes are estimated to be $7.7 million lower than the carrying value at September 24, 2000 and $12.1 million lower than the carrying value at September 26, 1999.


11. OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                               September 24,       September 26,
                                                    2000               1999
                                              --------------      --------------

Post-retirement health care benefits
     (See Note 18)                            $    59,318          $   59,401
Pensions (See Note 18)                              2,349               9,044
Prepaid vendor credits                                750               1,500
Other                                               1,936               1,741
                                              -----------          ----------

         Total other liabilities              $    64,353          $   71,686
                                              ===========          ==========


12. SHAREHOLDERS' EQUITY

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

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated by the Original Shareholders and two of whom are nominated by SF
Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board of Directors require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity, (ii) the sale of all or a material portion of the Company's assets, (iii) entering into any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness,
(vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain Management Services Agreement, as amended, Fonda, an affiliate of SF Holdings manages the day-to-day operations of the Company subject to the direction of the Board of Directors.

         The Class A and Class B Common Stock have the same powers, preferences and rights, except that the Class B Common Stock has no voting rights. Class A and Class B Common Stock share the profits and losses generated by the Company on a pro-rata basis. Each outstanding Class A Common Share is entitled to one vote on any matter submitted to a vote of shareholders and has no cumulative voting rights. Subject to Delaware law and limitations in certain debt instruments (Senior Subordinated Notes and borrowings under the U.S. Credit Facility), common shareholders are entitled to receive such dividends as may be declared by Sweetheart Holdings' Board of Directors out of funds legally available thereof. In the event of a liquidation, dissolution or winding up of Sweetheart Holdings, common shareholders are entitled to share ratably in all assets remaining after payment or provision for payment of debts or other liabilities of Sweetheart Holdings.

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


13. RELATED-PARTY TRANSACTIONS

         All of the below referenced affiliates are under the common ownership of the Company's Chief Executive Officer, except AIP and AIPM which are affiliates of a shareholder.

         Pursuant to the Management Services Agreement, as amended, SF Holdings and AIPM, which manages AIP, are entitled to receive an aggregate annual fee of $1.85 million, payable semi-annually 45 days after the scheduled interest payment dates for the Senior Subordinate Notes, and are reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the day to day operations of the Company. AIPM provides substantial ongoing financial and management services to the Company. Fees were split between SF Holdings and AIPM 50/50 during Fiscal 1999, and 60/40 during Fiscal 2000. Fees will be split 70/30 during Fiscal 2001 and paid 100% to SF Holdings thereafter. SF Holdings has assigned substantially all of its interests under this agreement to Fonda, but retains $200,000 per year of fees for administrative services.

         During Fiscal 2000, the Company sold (i) $16.7 million of cups to The Fonda Group, Inc. ("Fonda", a wholly owned subsidiary of SF Holdings), and (ii) $0.8 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable, as of September 24, 2000, is $2.2 million due from Fonda and $0.2 million due from Fibre Marketing.

         During Fiscal 2000, the Company purchased (i) $8.0 million of corrugated containers and $0.2 million of other services from Four M Corporation ("Four M"), (ii) $11.4 million of paper plates, $0.2 million of equipment rental and $1.0 million of other services from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of September 24, 2000, are $0.1 million due to Four M and $0.9 million due to Fonda. Other purchases from and sales to affiliates, if any, during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased certain paper cup machines from Fonda at a fair market value of $1.3 million. The equipment was recorded in property, plant and equipment at Fonda's net book value, resulting in a charge to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

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

         During Fiscal 1999, the Company sold (i) $6.8 million of cups to Fonda,
(ii) $0.2  million of
paper scrap to Fibre Marketing and (iii) $0.1 million of cups to Creative Expressions Group ("CEG"). Accounts receivable, as of September 26, 1999, from these sales are $0.8 million due from Fonda and $0.1 million due from Fibre Marketing. Sales to these affiliates in preceding fiscal years, if any, were not material.

         During Fiscal 1999, the Company purchased (i) $6.1 million of corrugated containers from Four M, (ii) $3.8 million of paper plates from Fonda and (iii)$0.4 million of travel services from Emerald Lady, Inc. Accounts payable, as of September 26, 1999, from these purchases, are $0.5 million due to Four M and $0.7 million due to Fonda.

          During Fiscal 1998, the Company purchased $1.8 million of corrugated containers from Four M, of which $0.4 million was payable as of September 27, 1998. Purchases from Fonda and Emerald Lady, Inc. in preceding fiscal years were not material.

         During the fourth quarter of Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's CEO has an interest, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2000, rental payments under this lease were $0.7 million. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         In November 2000, the Company began leasing a facility from D&L Andover Property, LLC, an entity in which the CEO has an interest. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.


14. LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. Rent expense under such arrangements totaled $28.2 million, $18.7 million and $16.6 million for Fiscal Years 2000, 1999 and 1998, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 24, 2000 are as follows (in thousands):

       Fiscal 2001                                      $  48,949
       Fiscal 2002                                         47,571
       Fiscal 2003                                         45,461
       Fiscal 2004                                         43,195
       Fiscal 2005                                         40,935
       Fiscal 2006 and thereafter                         235,418
                                                        ---------
                                                        $ 461,529
                                                        =========

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings sold certain production equipment located in Owings Mills, Maryland; Chicago, Illinois; and Dallas, Texas for a fair market value of $212.3 million to several owner participants.

         Pursuant to the Lease dated as of June 1, 2000 between Sweetheart Cup and State Street, Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants through November 9, 2010. Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years each. Sweetheart may also purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006, at its option. The Company's obligations in connection with the Lease are collateralized by substantially all of the Company's property, plan and equipment owned as of June 15, 2000. This lease contains various covenants, which prohibit, or limit, among other things dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         The company is accounting for this transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.


15. OTHER EXPENSE (INCOME)

         In Fiscal 2000, the Company realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland and a $2.8 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. These gains were partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower. The Company also incurred $1.4 million of expense in connection with the Aldridge liability.

         In Fiscal 1999, the Company sold certain of its paper plate and paper cup equipment at a net gain of $0.4 million and consolidated a facility in Canada resulting in a $0.8 million gain on the sale of duplicate assets.

         In Fiscal 1998, the Company recognized certain non-recurring charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the SF Holdings Investment, $3.7 million of severance expenses as a result of the termination of certain officers of the Company pursuant to executive separation agreements and retention plans for certain key executives, $3.4 million of expense based on actuarial estimates associated with pending litigation and asset write-downs of $1.8 million associated with the sale of the Riverside, California facility. These expenses were offset in part by the $3.3 million gain on the sale of the bakery business.


16. NON-RECURRING CHARGES

         During the quarter ended March 26, 2000, the Company established a restructuring reserve of $0.7 million in conjunction with the planned elimination of the Company's centralized machine shop operation from which 53 positions would be eliminated. During the quarter ended, September 24, 2000, the Company reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within the Company. Approximately $0.1 million of the restructuring reserve remained at September 24, 2000, which the Company expects to utilize through December 2000.

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


17. EXTRAORDINARY LOSS

         During Fiscal 2000, in conjunction with the redemption of the Company's Senior Secured Notes and the refinancing of the U.S. Credit Facility, the Company charged $0.5 million, or $0.3 million net of income tax benefit, to results of operations as an extraordinary item, which amount represents the unamortized deferred financing fees, prepaid interest and redemption fees pertaining to such debt.


18. EMPLOYEE BENEFIT AND POST-RETIREMENT HEALTH CARE PLANS

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

         A majority of the Company's employees ("Participants") are covered under a 401(k) defined contribution plan. Effective January 1, 2000, the Company provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. The Company's match is currently limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were $4.4 million, $3.2 million and $3.4 million for Fiscal 2000, 1999 and 1998 respectively. Certain employees are covered under defined benefit plans. Certain benefits under the plans are generally based on fixed amounts for each period of service.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                                             Fiscal
                                           -------------- -------------- --------------
                                               2000           1999           1998
                                           -------------- -------------- --------------
      Pension Benefits
      Service Cost                          $    726         $  1,019        $    989
      Interest Cost                            4,173            4,013           3,881
      Return on plan assets                   (4,459)          (3,916)         (3,883)
      Amortization of prior service cost         178              241             222
      Recognized net actuarial cost               73              269              41
                                            ---------        ---------       ---------
           Net periodic pension cost        $    691         $  1,626        $  1,250
                                            ---------        ---------       ---------

      Other Benefits
      Service Cost                          $    830         $  1,027        $    898
      Interest Cost                            3,136            3,271           3,056
      Amortization of prior service cost        (799)            (416)           (432)
      Recognized net actuarial cost             (838)            (299)           (978)
                                            ---------        ---------       ---------
           Net periodic benefit cost        $  2,329         $  3,583        $  2,544
                                            ---------        ---------       ---------

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                        Pension Benefits                  Other Benefits
                                                        ----------------                  --------------
                                                 September 24,    September 26,    September 24,   September 26,
                                                      2000            1999             2000             1999
                                                 --------------- ---------------- ---------------- ---------------
  Change in benefit obligation:
  Benefit obligation at beginning of period        $  56,874        $  58,653        $  42,406       $  48,771
  Service cost                                           726            1,019              830           1,027
  Interest cost                                        4,173            4,013            3,136           3,271
  Amendments                                               -              202                -          (3,520)
  Actuarial (gain) or loss                            (3,161)          (3,469)          (2,641)         (4,962)
  Benefits paid                                       (3,614)          (3,544)          (2,413)         (2,181)
                                                   ----------       ----------       ----------      ----------
    Benefit obligation at end of period            $  54,998        $  56,874        $  41,318       $  42,406
  Change in plan assets:
  Fair value of plan assets at beginning of
       period                                      $  44,323        $  38,600        $       -       $       -
  Actual return on plan assets                         3,500            5,737                -               -
  Employer contributions to plan                       4,355            3,530            1,921           1,746
  Participant contributions to plan                        -                -              492             435
  Benefits paid                                       (3,614)          (3,544)          (2,413)         (2,181)
                                                   ----------       ----------       ----------      ----------
    Fair value of plan assets at end of period     $  48,564        $  44,323        $       -       $       -

  Funded status                                    $  (6,434)       $ (12,551)       $ (41,318)      $ (42,406)
  Unrecognized prior service cost                      1,474            2,217           (6,403)         (7,202)
  Unrecognized (gain) loss                               170            2,444          (14,697)        (12,893)
                                                   ----------       ----------       ----------      ----------
    Net liability recognized                       $  (4,790)       $  (7,890)        $(62,418)       $(62,501)
                                                   ----------       ----------       ----------      ----------

         The following sets forth the amounts recognized in the Consolidated Balance Sheets:

                                                        Pension Benefits
                                                        ----------------
                                                 September 24,    September 26,
                                                     2000             1999
                                                --------------   --------------
 Funded status                                    $ (6,434)        $ (12,551)
 Intangible asset                                      884             2,217
 Other (gain) loss                                    (375)              (40)
 Deferred income taxes                                 454               994
 Accrued other comprehensive (income) loss             681             1,490
                                                 ----------        ----------
    Net liability recognized                      $ (4,790)        $  (7,890)
                                                 ----------        ----------


         The assumptions used in computing the preceding information are as follows:

                                                         Fiscal
                                        ------------ ------------ ------------
                                            2000         1999         1998
                                        ------------ ------------ ------------
     Pension Benefits
     Discount rate                          8.00%         7.75%        7.00%
     Rate of return on plan assets         10.00%        10.00%       10.00%
     Other Benefits
     Discount rate                          8.00%         7.75%        7.00%

         For measurement purposes, a 7% annual rate of increase in health care benefits was assumed for 2000. The rate is assumed to decrease gradually to 5% for 2002 and will remain at that level thereafter.

         A one percentage point change in the assumed health care cost trend rate would have the following effects:


                                          One Percentage      One Percentage
                                          Point Increase      Point Decrease
                                         ----------------    ----------------
   Effect on accumulated post-
        retirement benefit obligation             $2,994            $(2,633)
   Effect on net periodic post-
        retirement benefit cost                     $193              $(163)


19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):


                                               September 24,       September 26,
                                                   2000                1999
                                              ---------------     -------------

     Foreign currency translation
          adjustment                              $(1,418)           $(1,297)
     Minimum pension liability
          adjustment                                 (682)            (1,490)
                                                  --------           --------
     Accumulated other comprehensive
          income (loss)                           $(2,100)           $(2,787)
                                                  ========           ========

20. CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of September 24, 2000, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by the Company.

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

         A patent infringement action seeking injunctive relief and damages relating to the Company's production and sale of certain paper plates entitled Fort James Corporation v. Sweetheart Cup Company Inc., Civil Action No. 97-C-1221, was filed in the United States District Court for the Eastern District of Wisconsin on November 21, 1997. During the fourth quarter of Fiscal 1999, mediation resulted in a settlement of this action whereby the Company agreed to pay damages of $2.6 million. As of June 29, 2000, all payments in conjunction with this settlement had been paid.

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

21. SUBSEQUENT EVENTS

         On October 30, 2000, the Company entered into a 20 year lease obligation for a manufacturing facility located in North Andover, Massachusetts. In the first year, the annual rent payment is $1.5 million. Beginning with the second year and each succeeding lease year, the rental will be an amount equal to the sum of the base rent in effect as of the last day of the immediately preceding lease year plus an amount equal to 2% of the amount determined pursuant to the foregoing year's base rent.


22.  SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the guarantor of the 10 1/2% Senior Subordinated Notes of Sweetheart Cup. The following financial information for Sweetheart Cup and subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K.

                                            (In thousands)

                                            Fiscal 2000
                       ---------------------------------------------------
                                                             Sweetheart
                       Sweetheart  Sweetheart    Holdings     Holdings
                          Cup       Holdings   Elimination  Consolidated
                       ---------- ----------- ------------- -------------
 Current assets        $ 309,108    $     16    $   4,853      $ 313,977
 Other assets            179,161      68,526       21,169        268,856
 Current liabilities     161,446      23,646       (1,242)       183,850
 Other liabilities       321,874      (6,096)      52,792        368,570


                                            Fiscal 1999
                      ---------------------------------------------------
                                                             Sweetheart
                       Sweetheart  Sweetheart    Holdings     Holdings
                          Cup       Holdings   Elimination  Consolidated
                       ---------- ----------- ------------- -------------
 Current assets        $ 483,984    $     25    $(234,006)     $ 250,003
 Other assets            158,071     315,095      (88,529)       384,637
 Current liabilities     402,268      25,208       (1,242)       426,234
 Other liabilities       247,868     232,763     (290,499)       190,132


                                            Fiscal 2000
                       ---------------------------------------------------
                                                             Sweetheart
                       Sweetheart  Sweetheart    Holdings     Holdings
                          Cup       Holdings   Elimination  Consolidated
                       ---------- ----------- ------------- -------------
Net sales              $ 952,728    $234,386    $(234,386)     $ 952,728
Gross profit              96,438      19,486        2,845        118,769
Income (loss) before
 cumulative effect of
 change in accounting
 principle and
 extraordinary loss       13,677        (892)           -         12,785
Net income (loss)      $  13,364    $   (892)   $       -      $  12,472


                                            Fiscal 1999
                      ---------------------------------------------------
                                                             Sweetheart
                       Sweetheart  Sweetheart    Holdings     Holdings
                          Cup       Holdings   Elimination  Consolidated
                       ---------- ----------- ------------- -------------
Net sales              $ 863,781    $234,431    $(234,431)     $ 863,781
Gross profit              77,897      19,289        2,845        100,031
Income (loss) before
 cumulative effect of
 change in accounting
 principle and
 extraordinary loss       (5,267)        854            -         (4,413)
Net income (loss)      $  (5,267)   $    854    $       -      $  (4,413)

                                            Fiscal 1998
                      ---------------------------------------------------
                                                             Sweetheart
                       Sweetheart  Sweetheart    Holdings     Holdings
                          Cup       Holdings   Elimination  Consolidated
                       ---------- ----------- ------------- -------------
Net sales              $ 843,502    $245,297    $(245,297)     $ 843,502
Gross profit              32,665      20,235        2,896         55,796
Income (loss) before
 cumulative effect of
 change in accounting
 principle and
 extraordinary loss      (45,874)      1,311            -        (44,563)
Net income (loss)      $ (47,385)   $  1,311    $       -      $ (46,074)

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                                            Page

Independent Auditors' Report                                                  54


Schedule II - Valuation and Qualifying Accounts                               55

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.

         We have audited the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 24, 2000 and September 26, 1999, and for each of the three fiscal years in the period ended September 24, 2000, and have issued our report thereon dated November 15, 2000; such consolidated financial statements and report are included in this Form 10-K. Our audits also included the financial statements schedule listed in the accompanying index. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 15, 2000

                                                       SCHEDULE II

                                       SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS
                                                     (in thousands)

                                                             Additions
                                                    ----------------------------
                                      Balance at     Charged to       Charged
                                     beginning of    costs and       to other                        Balance at
         Classifications                period      expenses (1)   accounts (2)    Deductions (3)   end of period
         ---------------            -------------  -------------- --------------  ---------------- --------------
Allowance for Doubtful Accounts:
Fiscal 2000                            $  1,905        $  342         $   24          $   199         $  2,072
Fiscal 1999                               1,817           341             11              264            1,905
Fiscal 1998                               1,740           769             (4)             688            1,817

(1) Provision for doubtful accounts includes $20K as a result of the Sherwood Acquisition.
(2) Includes recoveries on accounts previously written-off, translation adjustments and reclassifications.
(3) Accounts written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on November 27, 2000.

                            SWEETHEART HOLDINGS INC.
                            (Registrant)

                            By: /s/  DENNIS MEHIEL
                                ---------------------------
                                     Dennis Mehiel
                                     Chief Executive Officer and Chairman of the
                                     Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 27, 2000, by the following persons in the capacities indicated:

            Signature                                  Capacity
            ---------                                  --------

 /s/  DENNIS MEHIEL                         Chief Executive Officer and Chairman
 -------------------------------            of the Board
      Dennis Mehiel



 /s/  THOMAS ULEAU                          President, Chief Operating Officer
 -------------------------------            and Director
      Thomas Uleau



 /s/  W. RICHARD BINGHAM                    Director
 -------------------------------
      W. Richard Bingham



 /s/  THEODORE C. ROGERS                    Director
 -------------------------------
      Theodore C. Rogers



 /s/  KIM A. MARVIN                         Director
 ----------------------
      Kim A. Marvin



 /s/  HANS H. HEINSEN                       Senior Vice  President - Finance and
 -------------------------------            Chief Financial Officer (Principal
      Hans H. Heinsen                       Financial Officer and Principal
                                            Accounting Officer)