Form 10-Q
period 2000-12-24
SWEETHEART HOLDINGS INC \DE\
filed 2001-01-24
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X]Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Thirteen Weeks Ended December 24, 2000

              []Transition Report Pursuant to Section 13 or 15(d)
                                     of the
                        Securities Exchange Act of 1934
              for the transition period from _________ to_________

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

Yes [X] No [   ]


       The number of shares outstanding of the Registrant's common stock as of January 24, 2001:
Sweetheart Holdings Inc.Class A Common Stock, $0.01 par value - 1,046,000 shares Sweetheart Holdings Inc.Class B Common Stock, $0.01 par value - 4,393,200 shares

* The Registrant is the guarantor of the 10 1/2% Senior Subordinated Notes due 2003 (the "Sweetheart Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.





================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   December 24,        September 24,
                                                                       2000                2000
                                                                  -------------       ---------------

                                     Assets
Current assets:
  Cash and cash equivalents                                         $   3,814            $   3,415
  Cash in escrow                                                          304                  300
  Receivables, less allowances of $2,144 and $2,072, respectively      96,588              110,077
  Inventories                                                         168,311              162,339
  Deferred income taxes                                                16,303               16,303
  Spare parts - current                                                22,225               21,543
                                                                    ----------           ----------
    Total current assets                                              307,545              313,977
                                                                    ----------           ----------

Property, plant and equipment, net                                    200,291              205,787

Deferred income taxes                                                  34,749               34,183
Spare parts                                                             8,501                8,313
Goodwill, net                                                          10,830               10,969
Other assets                                                            9,689                9,604
                                                                    ----------           ----------
    Total assets                                                    $ 571,605            $ 582,833
                                                                    ==========           ==========

                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                  $  69,478            $  76,317
  Accrued payroll and related costs                                    36,800               45,017
  Other current liabilities                                            36,174               36,400
  Current portion of deferred gain on sale of assets                   10,275               10,275
  Current portion of long-term debt                                    13,717               15,841
                                                                    ----------           ----------
    Total current liabilities                                         166,444              183,850
                                                                    ----------           ----------

Commitments and contingencies                                               -                    -

Long-term debt                                                        220,803              210,269
Deferred gain on sale of assets                                        91,379               93,948
Other liabilities                                                      63,757               64,353
                                                                    ----------           ----------

    Total liabilities                                                 542,383              552,420
                                                                    ----------           ----------

Shareholders' equity:

  Class A Common stock -- Par value $.01 per share; 1,100,000
    shares authorized; 1,046,000 shares issued and outstanding             10                   10
  Class B Common stock - Par value $.01 per share; 4,600,000
    shares authorized; 4,393,200 shares issued and outstanding             44                   44
  Additional paid-in capital                                          100,070              100,070
  Accumulated deficit                                                 (67,610)             (67,611)
  Accumulated other comprehensive income (loss)                        (3,292)              (2,100)
                                                                    ----------           ----------
    Total shareholders' equity                                         29,222               30,413
                                                                    ----------           ----------

    Total liabilities and shareholders' equity                      $ 571,605            $ 582,833
                                                                    ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                                     For the              For the
                                                     Thirteen             Thirteen
                                                   weeks ended          weeks ended
                                                   December 24,         December 26,
                                                       2000                 1999
                                                  --------------       -------------

Net sales                                           $ 233,579            $ 214,216
Cost of sales                                         213,928              187,341
                                                    ----------           ----------

  Gross profit                                         19,651               26,875

Selling, general and administrative expenses           16,917               16,496
Other (income) expense, net                            (3,084)               1,221
                                                    ----------           ----------

  Operating income                                      5,818                9,158

Interest expense, net of interest income of $6
  and $3, respectively                                  5,817               10,163
                                                    ----------           ----------

  Income (loss) before income tax expense
    (benefit)                                               1               (1,005)

Income tax expense (benefit)                                -                 (401)
                                                    ----------           ----------

  Net income (loss)                                         1                 (604)
                                                    ----------           ----------

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustment                (214)                  11
  Minimum pension liability adjustment (net
    of income taxes of ($651) and $475,
    respectively)                                        (978)                 713
                                                    ----------           ----------


Other comprehensive income (loss)                      (1,192)                 724
                                                    ----------           ----------

  Comprehensive income (loss)                       $  (1,191)           $     120
                                                    ==========           ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                             For the Thirteen     For the Thirteen
                                                               weeks ended          weeks ended
                                                               December 24,         December 26,
                                                                   2000                 1999
                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                              $     1              $   (604)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                  6,583                11,414
    Amortization of deferred gain                                 (2,568)                    -
    Deferred income tax expense (benefit)                              -                  (401)
    Gain on sale of assets                                            25                    14
  Changes in operating assets and liabilities:
    Receivables                                                   13,491                11,236
    Inventories                                                   (5,972)              (10,566)
    Accounts payable                                              (6,839)                2,340
    Pension termination liability                                    (61)                4,757
    Accrued payroll and related costs                             (8,217)              (7,147)
    Other, net                                                    (1,977)              (5,659)
                                                                 --------             ---------
      Net cash (used in) provided by operating activities         (5,534)                5,384
                                                                 --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                      (2,827)               (4,150)
  Proceeds from sale of property, plant and equipment                134                    64
                                                                 --------             ---------
      Net cash (used in) investing activities                     (2,693)               (4,086)
                                                                 --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under credit  facilities            10,109                (1,486)
  Repayment of other debt                                         (1,479)                 (244)
  (Increase) in cash escrow                                           (4)                   -
                                                                 --------             ---------
      Net cash provided by (used in) financing activities          8,626                (1,730)
                                                                 --------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        399                  (432)

CASH AND CASH EQUIVALENTS, beginning of period                     3,415                 2,965
                                                                 --------             ---------

CASH AND CASH EQUIVALENTS, end of period                         $ 3,814              $  2,533
                                                                 ========             =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                              $ 3,216              $  2,386
                                                                 ========             =========

      Income taxes paid                                          $    20              $      3
                                                                 ========             =========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of Sweetheart Holdings Inc. and subsidiaries (the "Company") are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 24, 2000. Certain prior period amounts have been reclassified to conform to the current period presentation.


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the statement of financial position. The adoption of SFAS No. 133 did not have a significant impact on the financial statements.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The adoption of SAB No.101 did not have a significant impact on the financial statements.

(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                               (Unaudited)
                               December 24,              September 24,
                                   2000                       2000
                              -------------             --------------

Raw materials and supplies      $  46,908                  $  47,218
Finished products                 111,138                    104,326
Work in progress                   10,265                     10,795
                                ---------                  ---------
          Total inventories     $ 168,311                  $ 162,339
                                =========                  =========


(4)  RELATED PARTY TRANSACTIONS

         During the period ended December 24, 2000, the Company sold (i) $4.8 million of cups to The Fonda Group, Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings") and (ii) $0.4 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Accounts receivable as of December 24, 2000 due from Fonda and Fibre Marketing are $2.0 million and $0.2 million, respectively.

         During the period ended December 24, 2000, the Company purchased (i) $1.5 million of corrugated containers from Four M Corporation ("Four M"), (ii) $2.3 million of paper plates from Fonda and (iii) $0.1 million of travel services from Emerald Lady, Inc. Accounts payable, as of December 24, 2000, from these purchases, are $0.1 million due to Four M and $0.7 million due to Fonda. During the period ended December 24, 2000, the Company paid $0.6 million and $0.2 million of rental payments to D&L Development, LLC. and D&L Andover Property, LLC., respectively. The Company's Chief Executive Officer has an interest in both entities.

         During the period ended December 26, 1999, the Company sold $3.5 million of cups to Fonda. Accounts receivable as of December 26, 1999 due from Fonda was $1.2 million. Sales and accounts receivable balances to Fibre Marketing, if any, were not significant for the period ended December 26, 1999.

         During the period ended December 26, 1999, the Company purchased (i) $1.9 million of corrugated containers and $0.1 million of shared services from Four M, (ii) $2.6 million of paper plates and $0.2 million of equipment rental and shared services from Fonda and (iii) $0.1 million of travel services from Emerald Lady, Inc. Accounts payable, as of December 26, 1999, from these purchases, were $0.5 million due to Four M and $0.9 million due to Fonda.

         All of the above referenced affiliates, other than the D&L entities, are under the common control of the Company's Chief Executive Officer.


(5)  OTHER (INCOME) EXPENSE

         During the period ended December 24, 2000, the Company recognized a $2.6 million gain due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction. In Fiscal 2000, the Company sold certain production equipment in connection with a Sale-Leaseback Transaction. The Company is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes.("Sale-Leaseback Transaction")

         During the period ended December 26, 1999, the Company experienced a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.


(6)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                    (Unaudited)
                                                    December 24,   September 24,
                                                        2000           2000
                                                  --------------   -------------

Foreign currency translation adjustment               $(1,633)       $(1,418)
Minimum pension liability adjustment                   (1,659)          (682)
                                                      --------       --------

  Accumulated other comprehensive income (loss)       $(3,292)       $(2,100)
                                                      ========       ========

(7)  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of December 24, 2000, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.9 million, which amount has been fully reserved by the Company.

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


(8)  SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         All of the outstanding stock of Sweetheart Cup Company Inc., ("Sweetheart Cup") is owned by Sweetheart Holdings, Inc. and thereby Sweetheart Holdings is the guarantor of the 10 1/2% Senior Subordinated Notes of Sweetheart Cup. The following financial information for Sweetheart Cup and subsidiaries, Sweetheart Holdings, Inc. and the Company is presented in accordance with Rule 3-10 of Regulation S-K:

                                 (In thousands)

                                            As of December 24, 2000
                      -------------------------------------------------------------------
                                                                           Sweetheart
                      Sweetheart Cup    Sweetheart        Holdings          Holdings
                                         Holdings        Elimination      Consolidated
                      --------------- --------------- ---------------- ------------------
Current assets         $ 304,533        $    14           $  2,998         $ 307,545
Other assets             174,050         81,884              8,126           264,060
Current liabilities      144,397         23,289             (1,242)          166,444
Other liabilities        328,532         (4,240)            51,647           375,939

                                            As of September 24, 2000
                      -------------------------------------------------------------------
                                                                           Sweetheart
                      Sweetheart Cup    Sweetheart        Holdings          Holdings
                                         Holdings        Elimination      Consolidated
                      --------------- --------------- ---------------- ------------------
Current assets         $ 309,108        $    16           $  4,853         $ 313,977
Other assets             179,161         68,526             21,169           268,856
Current liabilities      161,446         23,646             (1,242)          183,850
Other liabilities        321,874         (6,096)            52,792           368,570

                                  For the Thirteen weeks ended December 24, 2000
                       -----------------------------------------------------------------------
                                                                                Sweetheart
                        Sweetheart Cup      Sweetheart        Holdings           Holdings
                                             Holdings        Elimination       Consolidated
                       ---------------- ----------------- ---------------- -------------------
Net sales                 $ 233,579          $ 59,989        $ (59,989)         $ 233,579
Gross profit                 13,929             5,011              711             19,651
Net income (loss)         $   1,894          $ (1,893)       $       -          $       1

                                  For the Thirteen weeks ended December 26, 1999
                       -----------------------------------------------------------------------
                                                                                Sweetheart
                        Sweetheart Cup      Sweetheart        Holdings           Holdings
                                             Holdings        Elimination       Consolidated
                       ---------------- ----------------- ---------------- -------------------
Net sales                 $ 214,216          $ 57,072        $ (57,072)         $ 214,216
Gross profit                 21,477             4,687              711             26,875
Net income (loss)         $    (660)         $     56        $       -          $    (604)


(9)  SUBSEQUENT EVENTS

         On January 13, 2001, the Company experienced a casualty loss due to a fire at its Somerville, Massachusetts facility. The Company carries both property damage and business interruption insurance. As a result of which the Company has no reason to believe that this loss will have a material adverse effect on the financial condition or results of operations. Given the early stage of the loss assessment however, no assurance can be given as to the ultimate effect of such loss on the Company.

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


General

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders (the "SF Holdings Investment"). The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc.("Lily") In conjunction with the SF Holdings Investment, American Industrial Partners Capital Fund, L.P. ("AIP") assigned the Management Services Agreement, as amended, to SF Holdings which assigned a majority of its interest to Fonda, a wholly owned subsidiary of SF Holdings.

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

Recent Developments

         On January 13, 2001, the Company experienced a casualty loss due to a fire at its Somerville, Massachusetts facility. The Company carries both property damage and business interruption insurance. As a result of which the Company has no reason to believe that this loss will have a material adverse effect on the financial condition or results of operations. Given the early stage of the loss assessment however, no assurance can be given as to the ultimate effect of such loss on the Company.

Thirteen Weeks Ended December 24, 2000 Compared to Thirteen Weeks Ended December 26, 1999 (Unaudited)


         Net sales increased $19.4 million, or 9.1%, to $233.6 million for the thirteen weeks ended December 24, 2000 compared to $214.2 million for the thirteen weeks ended December 26, 1999, reflecting a 6.2% increase in sales volume and a 2.9% increase in average realized sales price. Net sales to institutional foodservice customers increased 7.3%, reflecting a 4.7% increase in sales volume and a 2.6% increase in average realized sales price. Net sales to food packaging customers had no significant change from prior year.

         Gross profit decreased $7.2 million, or 26.8%, to $19.7 million for the thirteen weeks ended December 24, 2000 compared to $26.9 million for the thirteen weeks ended December 26, 1999. As a percentage of net sales, gross profit decreased to 8.4% for the thirteen weeks ended December 24, 2000 from 12.6% for the thirteen weeks ended December 26, 1999. The decrease in gross profit is primarily attributable to the effects of the Sale-Leaseback Transaction. In Fiscal 2000, the Company sold certain production equipment in connection with a Sale-Leaseback Transaction. The Company is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes. This refinancing enabled the Company to use a portion of its Net Operating Loss Carryforward and obtain a more favorable interest rate. Consequently, expenses that were historically recorded as interest and depreciation are now being recorded as operating expenses. Specifically, rent expense increased by $5.2 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $1.8 million and rent expense from a new leased facility of $0.2 million.

         Selling, general and administrative expenses increased $0.4 million, or 2.4%, to $16.9 million in the thirteen weeks ended December 24, 2000 compared to $16.5 million in the thirteen weeks ended December 26, 1999. This is principally attributable to an increase in wages and selling expenses.

         Other (income) expense increased $4.3 million, to income of $3.1 million for the thirteen weeks ended December 24, 2000 compared to an expense of $1.2 million in the thirteen weeks ended December 26, 1999 due to a $2.5 million amortization of deferred gain in Fiscal 2001 in connection with the Sale-Leaseback Transaction and a $1.0 million write-off of an unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business which was recorded in Fiscal 2000.

         Operating income decreased $3.4 million, to $5.8 million in the thirteen weeks ended December 24, 2000 compared to $9.2 million in the thirteen weeks ended December 26, 1999, due to the reasons stated above.

         Interest expense, net decreased $4.4 million, or 43.1%, to $5.8 million in the thirteen weeks ended December 24, 2000 compared to $10.2 million in the thirteen weeks ended December 26, 1999. This decrease is attributable to lower interest rates on lower outstanding balances under the Company's revolving credit facility and the June 2000 redemption of the Senior Secured Notes. As a result of the Sale-Leaseback Transaction, interest expense has declined while rent expense has increased.

         Net income (loss) decreased $0.6 million, to $1,000 of income in the thirteen weeks ended December 24, 2000 compared to a $0.6 million loss in the thirteen weeks ended December 26, 1999, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and the sale of assets to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2001 capital expenditures.

         Net cash used in operating activities decreased $10.9 million to a use of $5.5 million in the thirteen weeks ended December 24, 2000 compared to a source of $5.4 million in the thirteen weeks ended December 26, 1999. This is primarily due to a decrease in accounts payable which resulted from a decrease in inventory purchases.

         Capital expenditures for the thirteen weeks ended December 24, 2000 were $2.8 million compared to $4.2 million for the thirteen weeks ended December 26, 1999. Capital expenditures in the thirteen weeks ended December 24, 2000 included $0.8 million for new production equipment, $1.5 million on growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

         Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the Sale-Leaseback Transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the Company's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         The Company is accounting for the Sale-Leaseback Transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

         On June 15, 2000, the Company refinanced its revolving credit facility (the "U.S. Credit Facility") to extend the maturity of the $135 million revolving credit facility, subject to borrowing base limitations, through June 15, 2005 and to add a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of December 24, 2000, $43.7 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

         The Company's Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of December 24, 2000, Cdn $4.2 million (approximately $2.8 million) was available under the Canadian Credit Facility. The Company intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         The instruments governing the indebtedness of the Company contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of December 24, 2000, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.9 million, which amount has been fully reserved by the Company.

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


Item 3.  QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

         NONE


                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of December 24, 2000, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.9 million, which amount has been fully reserved by the Company.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended December 24, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                            SWEETHEART HOLDINGS INC.
                            (registrant)

Date:  January 24, 2001     By:  /s/ Hans H. Heinsen
       ----------------          -------------------
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



                            SWEETHEART HOLDINGS INC.
                            (registrant)

Date:  January 24, 2001     By:  ____________________________
       ----------------
                            Hans H. Heinsen
                            Senior Vice President - Finance and
                            Chief Financial Officer

                            (Principal Financial and Accounting Officer and Duly Authorized Officer)