Form 10-Q
period 2001-03-25
SWEETHEART HOLDINGS INC \DE\
filed 2001-04-18
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Twenty-six Weeks Ended March 25, 2001

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

Yes [X] No [   ]


       The number of shares outstanding of the Registrant's common stock as of April 18, 2001:
Sweetheart Holdings Inc.Class A Common Stock, $0.01 par value - 1,046,000 shares Sweetheart Holdings Inc.Class B Common Stock, $0.01 par value - 4,393,200 shares

* The Registrant is the guarantor of the 10 1/2% Senior Subordinated Notes due 2003 (the "Sweetheart Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     (Unaudited)
                                                                      March 25,      September 24,
                                                                        2001             2000
                                                                    -------------   ---------------

                                     Assets
Current assets:
  Cash and cash equivalents                                           $   7,027        $   3,415
  Cash in escrow                                                            307              300
  Receivables, less allowances of $2,244 and $2,072, respectively       108,529          110,077
  Inventories                                                           174,838          162,339
  Deferred income taxes                                                  16,303           16,303
  Spare parts - current                                                  22,411           21,543
                                                                      ----------       ----------
    Total current assets                                                329,415          313,977
                                                                      ----------       ----------

Property, plant and equipment, net                                      202,162          205,787

Deferred income taxes                                                    36,282           34,183
Spare parts                                                               8,603            8,313
Goodwill, net                                                            10,232           10,969
Other assets                                                              8,032            9,604
                                                                      ----------       ----------
    Total assets                                                      $ 594,726        $ 582,833
                                                                      ==========       ==========


                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                    $  76,306         $ 76,317
  Accrued payroll and related costs                                      41,673           45,017
  Other current liabilities                                              33,454           36,400
  Current portion of deferred gain on sale of assets                     10,275           10,275
  Current portion of long-term debt                                      14,907           15,841
                                                                      ----------       ----------
    Total current liabilities                                           176,615          183,850
                                                                      ----------       ----------

Commitments and contingencies  (See Notes)

Long-term debt                                                          235,144          210,269
Deferred gain on sale of assets                                          88,810           93,948
Other liabilities                                                        67,599           64,353
                                                                      ----------       ----------
    Total liabilities                                                   568,168          552,420
                                                                      ----------       ----------

Shareholders' equity:
  Class A Common stock -- Par value $.01 per share; 1,100,000
    shares authorized; 1,046,000 shares issued and outstanding               10               10
  Class B Common stock - Par value $.01 per share; 4,600,000
    shares authorized; 4,393,200 shares issued and outstanding               44               44
  Additional paid-in capital                                            100,096          100,070
  Accumulated deficit                                                   (68,194)         (67,611)
  Accumulated other comprehensive loss                                   (5,398)          (2,100)
                                                                      ----------       ----------
    Total shareholders' equity                                           26,558           30,413
                                                                      ----------       ----------
    Total liabilities and shareholders' equity                        $ 594,726        $ 582,833
                                                                      ==========       ==========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)

                                                          For the         For the        For the        For the
                                                          Thirteen        Thirteen      Twenty-six     Twenty-six
                                                        weeks ended     weeks ended    weeks ended    weeks ended
                                                         March 25,       March 26,      March 25,      March 26,
                                                           2001            2000           2001           2000
                                                       -------------   -------------  -------------  -------------
Net sales                                                $ 219,617       $ 217,380      $ 453,196      $ 431,595
Cost of sales                                              199,576         189,052        413,504        376,392
                                                         ----------      ----------     ----------     ----------

  Gross profit                                              20,041          28,328         39,692         55,203

Selling, general and administrative expenses                18,112          19,515         35,029         36,011
Other (income) expense, net                                 (3,122)         (3,166)        (6,206)        (1,944)
                                                         ----------      ----------     ----------     ----------

  Operating income                                           5,051          11,979         10,869         21,136

Interest expense, net of interest income of $19,
  $45, $25 and $48, respectively                             6,024          10,327         11,841         20,489
                                                         ----------      ----------     ----------     ----------

 Income (loss) before income tax expense
    (benefit)                                                 (973)          1,652           (972)           647

Income tax expense (benefit)                                  (389)            661           (389)           260
                                                         ----------      ----------     ----------     ----------

  Net income (loss)                                           (584)            991           (583)           387
                                                         ----------      ----------     ----------     ----------

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustment                     (309)             60           (523)            71
  Minimum pension liability adjustment (net
    of income taxes of $(1,199), $(163),
    $(1,850), and $313 respectively)                        (1,797)           (244)        (2,775)           469
                                                         ----------      ----------     ----------     ----------
  Other comprehensive income  (loss)                        (2,106)           (184)        (3,298)           540
                                                         ----------      ----------     ----------     ----------

  Comprehensive income (loss)                            $  (2,690)      $     807      $  (3,881)     $     927
                                                         ==========      ==========     ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                              For the Twenty-six        For the Twenty-six
                                                                  weeks ended              weeks ended
                                                                   March 25,                March 26,
                                                                     2001                     2000
                                                            ----------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) income                                                $    (583)               $     387
  Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation and amortization                                     12,227                   22,706
    Amortization of deferred gain                                     (5,138)                       -
    Deferred income tax (benefit) expense                               (390)                     260
    Loss (gain) on sale of assets                                         12                   (4,094)
  Changes in operating assets and liabilities:
    Receivables                                                        1,548                   (2,989)
    Inventories                                                      (12,499)                 (25,797)
    Accounts payable                                                     (11)                  15,096
    Other, net                                                        (6,260)                 (12,013)
                                                                   ----------               ----------
      Net cash used in operating activities                          (11,094)                  (6,444)
                                                                   ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                         (10,110)                 (14,851)
  Proceeds from sale of property, plant and equipment                    259                    8,101
                                                                   ----------               ----------
      Net cash used in investing activities                           (9,851)                  (6,750)
                                                                   ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                             27,525                   14,990
  Repayment of other debt                                             (2,961)                    (490)
                                                                   ----------               ----------
      Net cash provided by  financing activities                      24,564                   14,500
                                                                   ----------               ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              3,619                    1,306

CASH AND CASH EQUIVALENTS, beginning of period                         3,715                    2,965
                                                                   ----------               ----------

CASH AND CASH EQUIVALENTS, end of period                           $   7,334                $   4,271
                                                                   ==========               ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                $  11,740                $  19,310
                                                                   ==========               ==========

      Income taxes paid                                            $       9                $      12
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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial
Statements. SAB No. 101 establishes accounting and reporting standards for revenue recognition and requires that an entity not recognize revenue until it is realized or realizable and earned. The adoption of SAB No.101 did not have an impact on the consolidated financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                       (Unaudited)
                                        March 25,               September 24,
                                          2001                      2000
                                      ------------            ----------------

Raw materials and supplies             $  40,854                  $  47,218
Finished products                        123,256                    104,326
Work in progress                          10,728                     10,795
                                        --------                  ---------
          Total inventories            $ 174,838                  $ 162,339
                                        ========                  =========


(4)  RELATED PARTY TRANSACTIONS

         During  the  twenty-six   weeks  ended March 25, 2001, the Company sold
(i) $8.7 million of cups to The Fonda Group, Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings") and (ii) $1.0 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Accounts receivable as of March 25, 2001 due from Fonda and Fibre Marketing are $1.8 million and $0.5 million, respectively.

         During the twenty-six weeks ended March 25, 2001, the Company purchased
(i) $3.0 million of corrugated containers from Box USA Group, Inc. ("Box USA"), formerly Four M Corporation, (ii) $5.2 million of paper plates and $0.2 million of equipment rental and shared services from Fonda and (iii)

$0.3 million of travel services from Emerald Lady, Inc. Accounts payable, as of March 25, 2001, resulting from these purchases, are $0.5 million due to Box USA and $0.7 million due to Fonda. During the twenty-six weeks ended March 25, 2001, the Company paid $1.5 million and $0.6 million of rental payments to D&L Development, LLC. and D&L Andover Property, LLC., respectively. The Company's Chief Executive Officer has an interest in both entities.

         During the twenty-six weeks ended March 26, 2000, the Company sold $6.6 million of cups to Fonda and $0.2 million of scrap paper to Fibre Marketing. Accounts receivable as of March 26, 2000 were $1.5 million due from Fonda and $0.2 million from Fibre Marketing.

         During the twenty-six weeks ended March 26, 2000, the Company purchased
(i) $4.0 million of corrugated containers and $0.1 million of shared services from Box USA, (ii) $5.6 million of paper plates and $0.5 million of equipment rental and shared services from Fonda and (iii) $0.2 million of travel services from Emerald Lady, Inc. Accounts payable, as of March 26, 2000, from these purchases, were $0.6 million due to Box USA and $0.8 million due to Fonda.

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


(5)  SF HOLDINGS STOCK COMPENSATION PLAN

         During the twenty-six weeks ended March 25, 2001, SF Holdings, the Company's parent, granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings common stock at the date of the grant. During the vesting period, these discounts of $0.2 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holding's stock options was $26 thousand for the twenty-six weeks ended March 25, 2001.


(6)  OTHER (INCOME) EXPENSE

         During the twenty-six weeks ended March 25, 2001,the Company recognized a $5.1 million gain from the amortization of the deferred gain in connection with a sale-leaseback transaction. In the quarter ended June 25, 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction. The Company is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes. ("Sale-Leaseback Transaction")

         During the twenty-six weeks ended March 26, 2000, the Company realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland. This gain was partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.

(7)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                              (Unaudited)
                                               March 25,       September 24,
                                                 2001               2000
                                            --------------   ----------------

Foreign currency translation adjustment        $ (1,941)        $ (1,418)
Minimum pension liability adjustment             (3,457)            (682)
                                               ---------        ----------

     Accumulated other comprehensive loss      $ (5,398)        $  (2,100)
                                               =========        ==========



(8)  CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of March 25, 2001, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by the Company.

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

         The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.


(9)  SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY INC.

         All  of  the   outstanding   stock  of  Sweetheart  Cup  Company  Inc.,
("Sweetheart Cup") is owned by Sweetheart Holdings Inc. and thereby Sweetheart Holdings is the guarantor of the 10 1/2% Senior

Subordinated Notes of Sweetheart Cup. The following financial information for Sweetheart Cup and subsidiaries, Sweetheart Holdings Inc. and the Company is presented in accordance with Rule 3-10 of Regulation S-K:

                                 (In thousands)

                                              As of March 25, 2001
                       ------------------------------------------------------------------
                         Sweetheart      Sweetheart        Holdings
                            Cup           Holdings        Elimination      Consolidated
                       --------------- ---------------  ---------------- ----------------
Current assets            $ 328,503       $      13        $      899          $ 329,415
Other assets                174,737          84,173             6,401            265,311
Current liabilities         152,622          25,234            (1,241)           176,615
Other liabilities           345,872          (2,141)           47,822            391,553


                                           As of September 24, 2000
                       ------------------------------------------------------------------
                         Sweetheart      Sweetheart        Holdings
                            Cup           Holdings        Elimination      Consolidated
                        ------------    ------------     -------------    --------------
Current assets            $ 309,108       $      16        $    4,853        $ 313,977
Other assets                179,161          68,526            21,169          268,856
Current liabilities         161,446          23,646            (1,242)         183,850
Other liabilities           321,874          (6,096)           52,792          368,570


                                  For the Thirteen weeks ended March 25, 2001
                       ------------------------------------------------------------------
                         Sweetheart      Sweetheart        Holdings
                            Cup           Holdings        Elimination      Consolidated
                        ------------    ------------     -------------    --------------
Net sales                 $ 219,617       $  56,226        $  (56,226)       $ 219,617
Gross profit                 14,671           4,659               711           20,041
Net income (loss)             1,173          (1,757)                -             (584)


                                  For the Thirteen weeks ended March 26, 2000
                       ------------------------------------------------------------------
                         Sweetheart      Sweetheart        Holdings
                            Cup           Holdings        Elimination      Consolidated
                        ------------    ------------     -------------    --------------

Net sales                 $ 217,380       $  57,886       $   (57,886)       $ 217,380
Gross profit                 22,788           4,829               711           28,328
Net income (loss)             1,063             (72)               -               991


                                  For the Twenty-six weeks ended March 25, 2001
                       ------------------------------------------------------------------
                         Sweetheart      Sweetheart        Holdings
                            Cup           Holdings        Elimination      Consolidated
                        ------------    ------------     -------------    --------------

Net sales                 $ 453,196       $ 116,215        $ (116,215)       $ 453,196
Gross profit                 28,601           9,669             1,422           39,692
Net income (loss)             3,068          (3,651)                -             (583)

                                  For the Twenty-six weeks ended March 26, 2000
                       ------------------------------------------------------------------
                         Sweetheart      Sweetheart        Holdings
                            Cup           Holdings        Elimination      Consolidated
                        ------------    ------------     -------------    --------------

Net sales                 $ 431,595       $ 114,959        $ (114,959)       $ 431,595
Gross profit                 44,264           9,516             1,423           55,203
Net income (loss)               403             (16)                -              387


(10) SUBSEQUENT EVENT

         On April 5, 2001, the Company purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"), Mexican companies which manufacture, distribute and sell paper cups and lids throughout Mexico and export to other Latin American countries. The aggregate purchase price was $12.0 million, subject to post-closing adjustments. This acquisition is not included within the consolidated financial statements and its impact is expected to be minimal to the Company's current financial results.


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


General

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders (the "SF Holdings Investment"). The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc. ("Lily"). In conjunction with the SF Holdings Investment, American Industrial Partners Capital Fund, L.P. ("AIP") assigned the Management Services Agreement, as amended, to SF Holdings which assigned a majority of its interest to Fonda, a wholly owned subsidiary of SF Holdings.

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


Recent Developments

         On April 5, 2001, the Company purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"), Mexican companies which manufacture, distribute and sell paper cups and lids throughout Mexico and export to other Latin American countries. The aggregate purchase price was $12.0 million, subject to post-closing adjustments. This acquisition is not included within the consolidated financial statements and its impact is expected to be minimal to the Company's current financial results.


Thirteen Weeks Ended March 25, 2001 Compared to Thirteen Weeks Ended March 26, 2000 (Unaudited)

         Net sales increased $2.2 million, or 1.0%, to $219.6 million for the thirteen weeks ended March 25, 2001 compared to $217.4 million for the thirteen weeks ended March 26, 2000, reflecting a 0.7% decrease in sales volume and a 1.7% increase in average realized sales price. Net sales to institutional foodservice customers increased 3.8%, reflecting a 1.2% decrease in sales volume and a 5.0% increase in average realized sales price. More specifically, the decrease in sales volume reflects a shift from high volume lower price products towards lower volume products with higher sales prices. Net sales to food packaging customers decreased 2.8% reflecting a 4.1% decrease in sales volume and a 1.3% increase in average realized sales price. This decrease is primarily due to industry consolidation and competition which resulted in a decrease in demand from large food packaging customers.

         Gross profit decreased $8.3 million, or 29.3%, to $20.0 million for the thirteen weeks ended March 25, 2001 compared to $28.3 million for the thirteen weeks ended March 26, 2000. As a percentage of net sales, gross profit decreased to 9.1% for the thirteen weeks ended March 25, 2001 from 13.0% for the thirteen weeks ended March 26, 2000. The decrease in gross profit is primarily attributable to the effects of a sale-leaseback transaction. In the quarter ended June 25, 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction. The Company is leasing this equipment under an operating lease ("Sale-Leaseback Transaction"). The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes. This refinancing enabled the Company to use a portion of its net operating loss carryforward and obtain more favorable financing. Consequently, cost of sales has increased due to higher rent expense which has been partially offset by lower depreciation expense and historically higher interest expense has been lowered. Specifically, rent expense increased by $4.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $1.8 million and an increase in additional warehousing costs of $0.9 million related to the Company's Mid Atlantic Distribution Center.

         Selling, general and administrative expense decreased $1.4 million, or 7.2%, to $18.1 million for the thirteen weeks ended March 25, 2001 compared to $19.5 million for the thirteen weeks ended March 26, 2000. This decrease is primarily attributable to a bad debt expense of $2.3 million which was recorded for the thirteen weeks ended March 26, 2000. This favorable change was offset by an increase in wages of $0.8 million for the thirteen weeks ended March 25, 2001.

         Other (income) expense decreased $0.1 million, or 3.1%, to income of $3.1 million for the thirteen weeks ended March 25, 2001 compared to income of $3.2 million for the thirteen weeks ended March 26, 2000. This change resulted from the amortization of $2.6 million of the deferred gain in connection with the Sale-Leaseback Transaction compared to a gain of $4.1 million from the sale of a warehouse facility which was partially offset by a one-time write-off of $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business.

         Operating income decreased $6.9 million, or 57.5%, to $5.1 million for the thirteen weeks ended March 25, 2001 compared to $12.0 million for the thirteen weeks ended March 26, 2000, due to the reasons stated above.

         Interest expense, net decreased $4.3 million, or 41.7%, to $6.0 million for the thirteen weeks ended March 25, 2001 compared to $10.3 million for the thirteen weeks ended March 26, 2000. This decrease is attributable to lower interest rates under the Company's revolving credit facility and the June 2000 redemption of the Senior Secured Notes, as a result of the Sale-Leaseback Transaction.

         Net income (loss) decreased $1.6 million, or 160%, to a $0.6 million loss for the thirteen weeks ended March 25, 2001 compared to income of $1.0 million for the thirteen weeks ended March 26, 2000, due to the reasons stated above.


Twenty-six Weeks Ended March 25, 2001 Compared to Twenty-six Weeks Ended March 26, 2000 (Unaudited)

         Net sales increased $21.6 million, or 5.0%, to $453.2 million for the twenty-six weeks ended March 25, 2001 compared to $431.6 million for the twenty-six weeks ended March 26, 2000, reflecting a 2.2% increase in sales volume and a 2.8% increase in average realized sales price. Net sales to institutional foodservice customers increased 6.5%, reflecting a 3.1% increase in sales volume and a 3.4% increase in average realized sales price. Net sales to food packaging customers decreased 1.5%, reflecting a 2.7% decrease in sales volume and a 1.2% increase in average realized sales price. This decrease is primarily due to industry consolidation and competition which resulted in a decrease in demand from large food packaging customers.

         Gross profit decreased $15.5 million, or 28.1%, to $39.7 million for the twenty-six weeks ended March 25, 2001 compared to $55.2 million for the twenty-six weeks ended March 26, 2000. As a percentage of net sales, gross profit decreased to 8.8% for the twenty-six weeks ended March 25, 2001 from 12.8% for the twenty-six weeks ended March 26, 2000. The decrease in gross profit is primarily attributable to the effects of the Sale-Leaseback Transaction. In the quarter ended June 25, 2000, the Company sold certain production equipment in connection with a Sale-Leaseback Transaction. The Company is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes. This refinancing enabled the Company to use a portion of its Net Operating Loss Carryforward and obtain more favorable financing. Consequently, cost of sales has increased due to higher rent expense which has been partially offset by lower depreciation expense and historically higher interest expense has been lowered. Specifically, rent expense increased by $8.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $4.4 million, additional warehousing costs of $1.9 million related to the Company's Mid Atlantic Distribution Center and increased freight costs of $0.7 million.

         Selling, general and administrative expense decreased $1.0 million, or 2.8%, to $35.0 million for the twenty-six weeks ended March 25, 2001 compared to $36.0 million for the twenty-six weeks ended March 26, 2000. This change is primarily attributable to a bad debt expense of $2.3 million which was recorded for the twenty-six weeks ended March 26, 2000 and a reduction in consulting fees of $1.2 million. This favorable change was offset by an increase in wages of $1.7 million.

         Other (income) expense increased $4.3 million, or 226.3%, to income of $6.2 million for the twenty-six weeks ended March 25, 2001 compared to income of $1.9 million for the twenty-six weeks ended March 26, 2000. This change resulted from the amortization of $5.1 million of the deferred gain in conjunction with the Sale-Leaseback Transaction compared to a gain of $4.1 million from the sale of a warehouse facility which was partially offset by a one-time write-off of $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business.

         Operating income decreased $10.2 million, or 48.3%, to $10.9 million for the twenty-six weeks ended March 25, 2001 compared to $21.1 million for the twenty-six weeks ended March 26, 2000, due to the reasons stated above.

         Interest expense, net decreased $8.7 million, or 42.4%, to $11.8 million for the twenty-six weeks ended March 25, 2001 compared to $20.5 million for the twenty-six weeks ended March 26, 2000. This decrease is attributable to lower interest rates under the Company's revolving credit facility and the June

2000 redemption of the Senior Secured Notes, as a result of the Sale-Leaseback Transaction.

         Net income (loss) decreased $1.0 million, or 250%, to $0.6 million of loss for the twenty-six weeks ended March 25, 2001 compared to income of $0.4 million for the twenty-six weeks ended March 26, 2000, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and the sale of assets to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2001 capital expenditures.

         Net cash used in operating activities was $11.1 million in the twenty-six weeks ended March 25, 2001 compared to $6.4 million in the twenty-six weeks ended March 26, 2000. This is primarily due to a decrease in accounts payable which resulted from a decrease in inventory purchases.

         Capital expenditures for the twenty-six weeks ended March 25, 2001 were $10.1 million compared to $14.9 million for the twenty-six weeks ended March 26, 2000. Capital expenditures in the twenty-six weeks ended March 25, 2001 included $3.2 million for new production equipment, $5.6 million on growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

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

         The Company has a revolving credit facility (the "U.S. Credit Facility") of $135 million subject to borrowing base limitations with a maturity of June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of March 25, 2001, $28.7 million was available under such facility. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments.

         The Company's Canadian subsidiary has a Credit Agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $10 million and a revolving credit facility of up to Cdn $10 million. Term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2001 and revolving credit and term loan borrowings have a final maturity date of June 15, 2001. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of March 25, 2001, Cdn $1.4 million (approximately $0.9 million) was available under the Canadian Credit Facility. The Company intends to refinance this debt prior to its maturity however, there can be no assurances that it will be able to obtain such refinancing on terms and conditions acceptable to the Company.

         The instruments governing the indebtedness of the Company contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of March 25, 2001, the Company has disbursed $12.3 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $8.0 million, which amount has been fully reserved by the Company.

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


Item 3.  QUANTATATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

         NONE


                          PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K:

         A report on Form 8-K was filed on March 15, 2001 under Item 5 to announce a change in executive management.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                             SWEETHEART HOLDINGS INC.
                             (registrant)

Date:  April 18, 2001        By:  /s/ Hans H. Heinsen
       --------------            --------------------
                             Hans H. Heinsen
                             Senior Vice President - Finance and
                             Chief Financial Officer

                            (Principal Financial and Accounting Officer and Duly
                             Authorized Officer)