Form 10-Q
period 2001-06-24
SWEETHEART HOLDINGS INC \DE\
filed 2001-07-20
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the Thirty-nine Weeks Ended June 24, 2001

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of July 20, 2001:
Sweetheart Holdings Inc.Class A Common Stock, $0.01 par value - 1,046,000 shares Sweetheart Holdings Inc.Class B Common Stock, $0.01 par value - 4,393,200 shares

* The Registrant is the guarantor of the 10 1/2% Senior Subordinated Notes due 2003 (the "Sweetheart Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    (Unaudited)
                                                                     June 24,           September 24,
                                                                       2001                   2000
                                                                   -------------      -----------------

                                     Assets
Current assets:
  Cash and cash equivalents                                          $   4,562            $   3,415
  Cash in escrow                                                         1,064                  300
  Receivables, less allowances of $2,334 and $2,072, respectively      123,468              110,077
  Inventories                                                          169,677              162,339
  Deferred income taxes                                                 16,810               16,303
  Spare parts                                                           23,831               21,543
                                                                     ----------           ----------
    Total current assets                                               339,412              313,977

Property, plant and equipment, net                                     213,960              205,787

Deferred income taxes                                                   30,487               34,183
Spare parts                                                              8,632                8,313
Goodwill, net                                                           13,969               10,969
Other assets                                                             8,467                9,604
                                                                     ----------           ----------

    Total assets                                                     $ 614,927            $ 582,833
                                                                     ==========           ==========


                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                   $  84,384            $  76,317
  Accrued payroll and related costs                                     35,357               45,017
  Other current liabilities                                             38,204               36,400
  Current portion of deferred gain on sale of assets                    10,275               10,275
  Current portion of long-term debt                                     10,784               15,841
                                                                     ----------           ----------
    Total current liabilities                                          179,004              183,850

Commitments and contingencies  (See Notes)

Long-term debt                                                         246,847              210,269
Deferred gain on sale of assets                                         86,241               93,948
Other liabilities                                                       64,426               64,353
Minority interest                                                        2,120                    -
                                                                     ----------           ----------

    Total liabilities                                                  578,638              552,420
                                                                     ----------           ----------

Shareholders' equity:
  Class A Common stock -- Par value $.01 per share; 1,100,000
    shares authorized; 1,046,000 shares issued and outstanding              10                   10
  Class B Common stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                     44                   44
  Additional paid-in capital                                           100,136              100,070
  Accumulated deficit                                                  (59,454)             (67,611)
  Accumulated other comprehensive loss                                  (4,447)              (2,100)
                                                                     ----------           ----------
    Total shareholders' equity                                          36,289               30,413
                                                                     ----------           ----------

    Total liabilities and shareholders' equity                       $ 614,927            $ 582,833
                                                                     ==========           ==========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                       For the        For the       For the        For the
                                                       Thirteen       Thirteen    Thirty-nine    Thirty-nine
                                                     weeks ended    weeks ended   weeks ended    weeks ended
                                                       June 24,       June 25,      June 24,       June 25,
                                                         2001           2000          2001           2000
                                                    -------------  ------------- -------------  -------------
Net sales                                             $ 263,768      $ 264,605     $ 716,964      $ 696,200
Cost of sales                                           230,164        226,250       643,668        602,643
                                                      ----------     ----------    ----------     ----------

  Gross profit                                           33,604         38,355        73,296         93,557

Selling, general and administrative expenses             14,536         13,991        49,565         50,001
Other income, net                                        (1,259)          (392)       (7,465)        (2,336)
                                                      ----------     ----------    ----------     ----------

  Operating income                                       20,327         24,756        31,196         45,892

Interest expense, net of interest income of $19,
  $122, $45 and $170, respectively                        5,857         11,563        17,698         32,052
                                                      ----------     ----------    ----------     ----------
  Income before income tax expense,
    minority interest and  extraordinary loss            14,470         13,193        13,498         13,840

Income tax expense                                        5,673          5,277         5,284          5,537

Minority interest in subsidiary                              57              -            57              -
                                                      ----------     ----------    ----------     ----------

  Income before extraordinary loss                        8,740          7,916         8,157          8,303

Extraordinary loss on early extinguishment of
  debt (net of income tax benefit of $209)                    -            313             -            313
                                                      ----------     ----------    ----------     ----------

  Net income                                              8,740          7,603         8,157          7,990
                                                      ----------     ----------    ----------     ----------

Other comprehensive income(loss):
  Foreign currency translation adjustment                   524           (148)            1            (77)
  Minimum pension liability adjustment (net
    of income taxes of $285, $(734),
    $(1,565), and $(422) respectively)                      427         (1,102)       (2,348)          (633)
                                                      ----------     ----------    ----------     ----------

  Other comprehensive income (loss)                         951         (1,250)       (2,347)          (710)
                                                      ----------     ----------    ----------     ----------

  Comprehensive income                                $   9,691      $   6,353     $   5,810      $   7,280
                                                      ==========     ==========    ==========     ==========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                     For the              For the
                                                                   Thirty-nine          Thirty-nine
                                                                   weeks ended          weeks ended
                                                                  June 24, 2001        June 25, 2000
                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                        $  8,157             $  7,990
  Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                     17,873               33,023
    Amortization of deferred gain                                     (7,707)                   -
    Deferred income tax expense                                        5,284                5,537
    Loss (gain) on sale of assets                                         33               (4,175)
  Changes in operating assets and liabilities (net of business acquisitions):
    Receivables                                                      (11,793)             (17,743)
    Inventories                                                       (3,851)             (21,452)
    Accounts payable                                                  (5,909)              12,911
    Other, net                                                       (14,299)             (14,456)
                                                                    ---------            ---------
      Net cash (used in) provided by operating activities            (12,212)               1,635
                                                                    ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                         (17,847)             (19,477)
  Payments for business acquisitions                                 (12,171)             (12,411)
  Proceeds from sale of property, plant and equipment                    262              220,543
                                                                    ---------            ---------
      Net cash (used in) provided by investing activities            (29,756)             188,655
                                                                    ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                             48,271                3,394
  Repayment of other debt                                             (4,392)            (190,000)
                                                                    ---------            ---------
      Net cash provided by (used in) financing activities             43,879             (186,606)
                                                                    ---------            ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,911                3,684

CASH AND CASH EQUIVALENTS, beginning of period                         3,715                2,965
                                                                    ---------            ---------

CASH AND CASH EQUIVALENTS, end of period                            $  5,626             $  6,649
                                                                    =========            =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                 $ 14,350             $ 29,257
                                                                    =========            =========

      Income taxes paid                                             $    376             $     19
                                                                    =========            =========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:

      Note payable associated with business acquisition             $      -             $  2,914
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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.

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


(3)  INVENTORIES

     The components of inventories are as follows (in thousands):

                                   (Unaudited)
                                     June 24,          September 24,
                                      2001                 2000
                                  -------------      -----------------

Raw materials and supplies          $  46,124            $  47,218
Finished products                     112,496              104,326
Work in progress                       11,057               10,795
                                    ---------            ---------
  Total inventories                 $ 169,677            $ 162,339
                                    =========            =========


(4)  RELATED PARTY TRANSACTIONS

     During  the  thirty-nine  weeks  ended  June  24, 2001, the  Company   sold
(i) $16.3 million of cups to The Fonda Group, Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings") and (ii) $1.5 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Accounts receivable as of June 24, 2001 due from Fonda and Fibre Marketing are $3.2 million and $1.2 million, respectively.

     During the thirty-nine  weeks  ended  June 24, 2001, the  Company purchased
(i) $4.7 million of corrugated containers from Box USA Group, Inc. ("Box USA"), formerly Four M Corporation, (ii) $7.7 million of paper plates and $0.2 million of equipment rental and shared services from Fonda and (iii)

$0.4 million of travel services from Emerald Lady, Inc. Accounts payable, as of June 24, 2001, resulting from these purchases, are $0.5 million due to Box USA and $0.8 million due to Fonda.

     During the thirty-nine weeks ended June 24, 2001, the Company paid $1.3 million and $0.9 million of rental payments to D&L Development, LLC. and D&L Andover Property, LLC., respectively. The Company's Chief Executive Officer has an interest in both entities.

     During the thirty-nine weeks ended June 25, 2000, the Company sold $11.5 million of cups to Fonda and $0.3 million of scrap paper to Fibre Marketing. Accounts receivable as of June 25, 2000 was $2.7 million due from Fonda.

     During  the  thirty-nine  weeks  ended June 25, 2000, the Company purchased
(i) $6.1 million of corrugated containers from Box USA, (ii) $8.7 million of paper plates and $0.1 million of equipment rental and shared services from Fonda and (iii) $0.3 million of travel services from Emerald Lady, Inc. Accounts payable, as of June 25, 2000, from these purchases, were $0.5 million due to Box USA and $0.6 million due to Fonda.

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


(5)  BUSINESS ACQUISITIONS

     On April 5, 2001, the Company purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"). Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. The Company has assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash, subject to post-closing adjustments. The Global Cup acquisition has preliminarily resulted in goodwill as of June 24, 2001 of $3.9 million which is being amortized over 20 years. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

     On May 15, 2000, Sweetheart Cup Company Inc. ("Sweetheart") acquired Sherwood, a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $16.8 million of which $12.1 million was paid in cash. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in an aggregate principal amount of $4.7 million and a present value of $2.7 million. Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition has resulted in goodwill as of June 24, 2001 of $10.7 million, which is being amortized over 20 years. The acquisition has been accounted for using the purchase method of accounting.

     The Global Cup and Sherwood acquisitions have been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the date of acquisition.

(6)  LONG-TERM DEBT OBLIGATIONS

     On June 19, 2001, the Company's Canadian subsidiary refinanced its credit agreement (the "Canadian Credit Facility") which provides for a term loan facility of up to Cdn $15 million and a revolving credit facility of up to Cdn $15 million. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, ("Lily") and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of June 24, 2001, Cdn $6.6 million (approximately US $4.4 million) was available under the Canadian Credit Facility.


(7)  SF HOLDINGS STOCK COMPENSATION PLAN

     During the thirty-nine weeks ended June 24, 2001, SF Holdings, the Company's parent, granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holding's common stock at the date of the grant. During the vesting period, these discounts of $0.2 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holding's stock options was $66 thousand for the thirty-nine weeks ended June 24, 2001.


(8)  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive loss are as follows (in thousands):
                                             (Unaudited)
                                               June 24,         September 24,
                                                 2001               2000
                                           ---------------    -----------------

Foreign currency translation adjustment        $(1,417)           $(1,418)
Minimum pension liability adjustment            (3,030)              (682)
                                                -------           --------
  Accumulated other comprehensive loss         $(4,447)           $(2,100)
                                               ========           ========



(9)  OTHER (INCOME) EXPENSE

     During the thirty-nine weeks ended June 24, 2001, the Company recognized a $7.7 million gain from the amortization of the deferred gain in connection with a sale-leaseback transaction. In the quarter ended June 25, 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction. The Company is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes ("Sale-Leaseback Transaction"). Also, during the thirty-nine weeks ended June 24, 2001, the Company recognized $1.1 million of expense in association with the relocation of a manufacturing facility from Somerville, Massachusetts to North Andover, Massachusetts.

     During the thirty-nine weeks ended June 25, 2000, the Company realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland. This gain was partially offset by a write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower.


(10) CONTINGENCIES

     A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of June 24, 2001, the Company has disbursed $12.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.4 million, which amount has been fully reserved by the Company.

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

(11) SUMMARIZED FINANCIAL INFORMATION FOR SWEETHEART CUP COMPANY
     INC.

     Sweetheart Holdings Inc. is the guarantor of the 10 1/2% Senior Subordinated Notes of Sweetheart Cup. The following financial information for Sweetheart Cup and subsidiaries, Sweetheart Holdings Inc. and the Company is presented in accordance with Rule 3-10 of Regulation S-K:

                         (In thousands)

                                                As of June 24, 2001
                         -------------------------------------------------------------
                           Sweetheart    Sweetheart     Holdings
                              Cup         Holdings     Elimination      Consolidated
                          ------------  ------------  -------------    --------------
Current assets             $ 343,072     $      13     $   (3,673)        $ 339,412
Other assets                 181,523        82,782         11,210           275,515
Current liabilities          159,810        20,436         (1,242)          179,004
Other liabilities            349,143         2,431         48,060           399,634

                                             As of September 24, 2000
                         -------------------------------------------------------------
                           Sweetheart    Sweetheart      Holdings
                              Cup         Holdings     Elimination      Consolidated
                          -----------   ------------  -------------    --------------
Current assets             $ 309,108     $      16     $    4,853         $ 313,977
Other assets                 179,161        68,526         21,169           268,856
Current liabilities          161,446        23,646         (1,242)          183,850
Other liabilities            321,874        (6,096)        52,792           368,570

                                    For the Thirteen weeks ended June 24, 2001
                         -------------------------------------------------------------
                           Sweetheart    Sweetheart      Holdings
                              Cup         Holdings     Elimination      Consolidated
                          -----------   ------------  -------------    --------------
Net sales                  $ 263,768     $  59,796     $  (59,796)        $ 263,768
Gross profit                  27,898         4,995            711            33,604
Net income (loss)              9,905        (1,165)            -              8,740

                                    For the Thirteen weeks ended June 25, 2000
                         -------------------------------------------------------------
                           Sweetheart    Sweetheart      Holdings
                              Cup         Holdings     Elimination      Consolidated
                          -----------   ------------  -------------    --------------
Net sales                  $ 264,605     $  59,366     $  (59,366)        $ 264,605
Gross profit                  32,752         4,891            712            38,355
Net income (loss)              7,730          (127)             -             7,603

                                    For the Thirty-nine weeks ended June 24, 2001
                         -------------------------------------------------------------
                           Sweetheart    Sweetheart      Holdings
                              Cup         Holdings     Elimination       Consolidated
                          -----------   ------------  -------------    --------------
Net sales                  $ 716,964     $ 176,011     $ (176,011)       $  716,964
Gross profit                  56,499        14,663          2,134            73,296
Net income (loss)             12,972        (4,815)             -             8,157

                                    For the Thirty-nine weeks ended June 25, 2000
                         -------------------------------------------------------------
                           Sweetheart    Sweetheart      Holdings
                              Cup         Holdings     Elimination      Consolidated
                          -----------   ------------  -------------    --------------
Net sales                  $ 696,200     $ 174,325     $ (174,325)        $ 696,200
Gross profit                  77,016        14,407          2,134            93,557
Net income (loss)              8,134          (144)             -             7,990


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


General

     On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders (the "SF Holdings
Investment"). The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc. ("Lily"). In conjunction with the SF Holdings Investment, American Industrial Partners Capital Fund, L.P. ("AIP") assigned the Management Services Agreement, as amended, to SF Holdings which assigned a majority of its interest to The Fonda Group, Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings.

     The Company has historically sold its products to two principal customer groups, institutional foodservice and food packaging. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and straws. Products are sold directly and through distributors to quick service restaurant chains, full service restaurants, convenience stores, hospitals, airlines, theaters, school systems and other institutional customers. Food packaging customers primarily purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that fill and seal the Company's containers in customers' plants. The Company manufactures and markets its products in Canada and Mexico to national accounts and distributors. The Company also sells consumer foodservice products primarily through grocery stores, club stores and convenience stores.

     The Company's business is seasonal, as away from home consumption of disposable products increases in the late spring and summer. This results in disproportionately higher net income in the last six months of the fiscal year as cost absorption improves resulting from a more profitable sales and production mix.


Recent Developments

     On April 5, 2001, the Company purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"). Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and export to other Latin American countries. The Company has assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million, subject to post-closing adjustments. The Global Cup acquisition has preliminarily resulted in goodwill as of June 24, 2001 of $3.9 million which is being amortized over 20 years. Amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

     The Global Cup acquisition has been accounted for under the purchase method and the results have been included in the consolidated statements of operations since the date of acquisition. Goodwill amortization was not significant for the thirty-nine weeks ended June 24, 2001.

Thirteen Weeks Ended June 24, 2001 Compared to Thirteen Weeks Ended June 25,2000 (Unaudited)

     Net sales decreased $0.8 million, or 0.3%, to $263.8 million for the thirteen weeks ended June 24, 2001 compared to $264.6 million for the thirteen weeks ended June 25, 2000, reflecting a 0.6% increase in sales volume and a 0.9% decrease in average realized price. Net sales to institutional foodservice customers decreased 0.6%, reflecting a 0.4% increase in sales volume and a 1.0% decrease in average realized sales price. The volume increase resulted from the incremental sales obtained from the Global Cup acquisition and the sales price decrease resulted from competitive market pressures which were partially offset by a shift in product mix. Net sales to food packaging customers increased 2.4% reflecting a 2.6% increase in sales volume and a 0.2% decrease in average realized sales price.

     Gross profit decreased $4.8 million, or 12.5%, to $33.6 million for the thirteen weeks ended June 24, 2001 compared to $38.4 million for the thirteen weeks ended June 25, 2000. As a percentage of net sales, gross profit decreased to 12.7% for the thirteen weeks ended June 24, 2001 from 14.5% for the thirteen weeks ended June 25, 2000. The decrease in gross profit is primarily attributable to the effects of a sale-leaseback transaction. In the quarter ended June 25, 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction. The Company is leasing this equipment under an operating lease ("Sale-Leaseback Transaction"). The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes. This refinancing enabled the Company to use a portion of its net operating loss carryforward and obtain more favorable financing. Consequently, cost of sales has increased due to higher rent expense which has been partially offset by lower depreciation expense and historically higher interest expense has been lowered. Specifically, rent expense associated with this transaction was $4.0 million greater than the reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $1.0 million and transportation costs of $1.9 million.

     Selling, general and administrative expense increased $0.5 million, or 3.6%, to $14.5 million for the thirteen weeks ended June 24, 2001 compared to $14.0 million for the thirteen weeks ended June 25, 2000. This increase is primarily attributable to an increase in wages of $0.6 million for the thirteen weeks ended June 24, 2001.

     Other (income) expense increased $0.9 million, or 225.0%, to income of $1.3 million for the thirteen weeks ended June 24, 2001 compared to income of $0.4 million for the thirteen weeks ended June 25, 2000. This change resulted from the amortization of the deferred gain in connection with the Sale-Leaseback Transaction of $2.6 million for the thirteen weeks ended June 24, 2001 compared to $0.3 million for the thirteen weeks ended June 25, 2000. In addition, the Company incurred $0.4 million in costs associated with the relocation of the Somerville manufacturing facility to North Andover, Massachusetts.

     Operating income decreased $4.5 million, or 18.1%, to $20.3 million for the thirteen weeks ended June 24, 2001 compared to $24.8 million for the thirteen weeks ended June 25, 2000, due to the reasons stated above.

     Interest expense, net decreased $5.7 million, or 49.1%, to $5.9 million for the thirteen weeks ended June 24, 2001 compared to $11.6 million for the thirteen weeks ended June 25, 2000. This decrease is attributable to lower interest rates on higher outstanding balances and the June 2000 redemption of the Senior Secured Notes.

     Net income increased $1.1 million, or 14.5%, to $8.7 million for the thirteen weeks ended June 24, 2001 compared to $7.6 million for the thirteen weeks ended June 25, 2000, due to the reasons stated above.


Thirty-nine Weeks Ended June 24, 2001 Compared to Thirty-nine Weeks Ended June 25, 2000 (Unaudited)

     Net sales increased $20.8 million, or 3.0%, to $717.0 million for the thirty-nine weeks ended June 24, 2001 compared to $696.2 million for the thirty-nine weeks ended June 25, 2000, reflecting a 1.8% increase in sales volume and a 1.2% increase in average realized sales price. Net sales to institutional foodservice customers increased 3.3%, reflecting a 2.1% increase in sales volume and a 1.2% increase in average realized sales price. The volume increase resulted from the incremental sales obtained from the Global Cup acquisition. Selling prices were positively impacted by a shift in product mix. Net sales to packaging customers did not change significantly.

     Gross profit decreased $20.3 million, or 21.7%, to $73.3 million for the thirty-nine weeks ended June 24, 2001 compared to $93.6 million for the thirty-nine weeks ended June 25, 2000. As a percentage of net sales, gross profit decreased to 10.2% for the thirty-nine weeks ended June 24, 2001 from 13.4% for the thirty-nine weeks ended June 25, 2000. The decrease in gross profit is partially attributable to the effects of the Sale-Leaseback Transaction. In the thirteen weeks ended June 25, 2000, the Company sold certain production equipment in connection with a Sale-Leaseback Transaction. The Company is leasing this equipment under an operating lease. The net proceeds from this sale were partially used to retire the Company's Senior Secured Notes. This refinancing enabled the Company to use a portion of its Net Operating Loss Carryforward and obtain more favorable financing. Consequently, cost of sales has increased due to higher rent expense which has been partially offset by lower depreciation expense and historically higher interest expense has been lowered. Specifically, rent expense increased by $12.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $4.4 million and transportation costs of $4.9 million.

     Selling, general and administrative expense decreased $0.4 million, or 0.8%, to $49.6 million for the thirty-nine weeks ended June 24, 2001 compared to $50.0 million for the thirty-nine weeks ended June 25, 2000. This change is primarily attributable to a bad debt expense of $2.3 million, which was recorded for the thirty-nine weeks ended June 25, 2000 and a reduction in consulting fees of $1.2 million. This favorable change was offset by an increase in wages of $2.9 million.

     Other (income) expense increased $5.2 million, or 226.1%, to income of $7.5 million for the thirty-nine weeks ended June 24, 2001 compared to income of $2.3 million for the thirty-nine weeks ended June 25, 2000. This change resulted from the amortization of $7.7 million of the deferred gain in conjunction with the Sale-Leaseback Transaction for the thirty-nine weeks ended June 24, 2001 compared to a gain of $4.1 million from the sale of a warehouse facility which was partially offset by a write-off of $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business for the thirty-nine weeks ended June 25, 2000. Additionally, the Company incurred $1.1 million in costs associated with the relocation of the Somerville manufacturing facility to North Andover, Massachusetts.

     Operating income decreased $14.7 million, or 32.0%, to $31.2 million for the thirty-nine weeks ended June 24, 2001 compared to $45.9 million for the thirty-nine weeks ended June 25, 2000, due to the reasons stated above.

     Interest expense, net decreased $14.4 million, or 44.9%, to $17.7 million for the thirty-nine weeks ended June 24, 2001 compared to $32.1 million for the thirty-nine weeks ended June 25, 2000. This decrease is attributable to lower interest rates on higher outstanding balances and the June 2000 redemption of the Senior Secured Notes.

     Net income increased $0.2 million, or 2.5%, to $8.2 million for the thirty-nine weeks ended June 24, 2001 compared to $8.0 million for the thirty-nine weeks ended June 25, 2000, due to the reasons stated above.


Liquidity And Capital Resources

     Historically, the Company has relied on cash flow from operations and the sale of assets to finance its working capital requirements and capital expenditures. The Company expects to continue this method of funding for its 2001 capital expenditures.

     Net cash used in operating activities was $12.2 million in the thirty-nine weeks ended June 24, 2001 compared to net cash provided by operating activities of $1.6 million in the thirty-nine weeks ended June 25, 2000. The use is primarily due to increased rent expense associated with the Sale-Leaseback Transaction, higher energy costs, and costs associated with the relocation of the Somerville manufacturing facility to North Andover, Massachusetts.

     Capital expenditures for the thirty-nine weeks ended June 24, 2001 were $17.8 million compared to $19.5 million for the thirty-nine weeks ended June 25, 2000. Capital expenditures in the thirty-nine weeks ended June 24, 2001 included $4.7 million for new production equipment and $9.5 million for growth and expansion projects, with the remaining consisting primarily of routine capital improvements.

     Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the Sale-Leaseback Transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or at a fixed purchase price of $134.7 million on November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the Company's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

     The Company is accounting for the Sale-Leaseback Transaction as an operating lease, expensing the $32.0 million annualized rental payments and removed the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

     The Company has a revolving credit facility of $135 million subject to borrowing base limitations with a maturity of June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of June 24, 2001, $18.7 million was available under such facility and the current balance of the term loan was $14.2 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. On

June 22, 2001, the Company has received a commitment letter to increase the revolving credit facility by $10 million, subject to execution of an amendment to the credit agreement.

     The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which was refinanced on June 19, 2001 and provides for a term loan facility of up to Cdn $15 million and a revolving credit facility of up to Cdn $15 million. The term loan borrowings under the Canadian Credit Facility are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, ("Lily") and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of June 24, 2001, Cdn $6.6 million (approximately US $4.4 million) was available under the Canadian Credit Facility.

     The instruments governing the indebtedness of the Company contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

     A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was initially filed in state court in Georgia in April 1987 and is currently pending in federal court. The remaining plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily-Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The relief sought by plaintiffs was to have the plan termination declared ineffective. In December 1994, the United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986. Following that decision, the plaintiffs sought a rehearing, which was denied, and subsequently filed a petition for a writ of certiorari with the United States Supreme Court, which was also denied. Following remand, in March 1996, the United States District Court for the Southern District of Georgia (the "District Court") entered a judgment in favor of the Company. Following denial of a motion for reconsideration, the plaintiffs, in April 1997, filed an appeal with the Circuit Court. On May 21, 1998, the Circuit Court affirmed the judgment entered in favor of the Company. On June 10, 1998, the plaintiffs petitioned the Circuit Court for a rehearing of their appeal which petition was denied on July 29, 1998. In October 1998, plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has been in the process of paying out the termination liability and associated expenses and as of June 24, 2001, the Company has disbursed $12.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds assets set aside in the Plan by approximately $7.4 million, which amount has been fully reserved by the Company.

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

     The Company is contemplating various strategic options which may include a restructuring of its business, debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities of the Company or its subsidiaries, joint venture transactions, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NONE


                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              10.63 Third  Amendment  to  Credit  Agreement dated as of June 19,
                    2001 between Lily Cups, Inc. as Borrower and General Electric Capital Canada Inc. as Lender

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended June 24, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                             SWEETHEART HOLDINGS INC.
                            (registrant)

Date:  July 20, 2001         By:  /s/ Hans H. Heinsen
     ---------------         --------------------
                             Hans H. Heinsen
                             Senior Vice President - Finance and
                             Chief Financial Officer

                            (Principal Financial and Accounting Officer and Duly
                             Authorized Officer)