Form 10-K/A
period 2000-09-24
SWEETHEART HOLDINGS INC \DE\
filed 2001-10-19
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Securities of the Registrant registered pursuant to Section 12(b)of the Act:None Securities of the Registrant registered pursuant to Section 12(g)of the Act:None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of November 27, 2000. Not Applicable. There is no market for the Common Stock of the Registrant.

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


================================================================================

                                     PART I



Item 1.    BUSINESS


General

         Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup", and
collectively with Sweetheart Holdings and its other subsidiaries, the "Company"), is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 2000, the Company had net sales of approximately $953 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM) and Go Cup(R), for cups and plates and Silent Service(R), Centerpiece(R), Basix(R), Guildware(R) and Simple
Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants. During the third quarter of Fiscal 2000, the Company acquired Sherwood Industries, Inc. ("Sherwood") which designs and produces cup making equipment, paper cups and other disposable food service products.

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders (the "SF Holdings Investment"). In connection therewith, the existing shareholders continued to hold approximately 52% of the voting stock of the Company of which American Industrial Partners Capital Fund L.P.("AIP"), holds approximately 26%. In addition, on March 12, 1998, The Fonda Group Inc.("Fonda"), became a wholly owned subsidiary of SF Holdings. The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc.


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

         Other products include the Company's Flex-E-Form(R) straight-wall paper manufacturing technology which is a process used to package food products and Flex-Guard(R), a spiral wound tamper-evident lid. In addition, the Company provides foodservice customers with retail packages sold through retailers under various Sweetheart(R) and private label brands.

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


Raw Materials and Suppliers

         Raw materials are critical components of the Company's cost structure. Principal raw materials for the Company's paper operations include solid bleached sulfate paperboard obtained directly from major North American manufacturers, along with wax, adhesives, coating and inks. Paperboard is purchased in "jumbo" rolls and then printed and converted into smaller rolls or blanks for processing into final products. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high and low density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, cutlery, meal service products, straws, lids and containers. In addition, the Company manufactures foam products by melting polystyrene plastic and adding a blowing agent that is then passed through a die and extruded into sheets of plastic foam material. The foam is then formed into cups, bowls and plates.

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


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2000, sales to the Company's customers in Canada constituted approximately 7.1% of its net sales. During Fiscal 2000, net sales to the Company's five largest customers represented approximately 35.2% of its total net sales. Of these five customers, only one customer represents more than 10% of net sales, Perseco NA Inc., which accounted for 11.1% of net sales. The loss of one or more large national customers could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts, which have been developed over many years.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  foreign  and  local  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharge of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no material pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material. The Company anticipates spending less than $200,000 for environmental compliance in Fiscal 2001.

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

         The Clean Air Act mandates the phase out of certain refrigerant compounds, which will require the Company to upgrade or retrofit air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. The Company expects to complete the replacement of all such units within the next five to ten years, at an estimated total cost of less than $800,000.

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


Technology and Research

         The Company maintains a facility for the development of new products and product line extensions in Owings Mills, Maryland and a facility for machinery design & building in Kensington, Connecticut. The Company maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products, equipment, and processes and technical assistance in adhering to environmental rules and regulations. The Company continually reviews concepts and ideas to expand its proprietary manufacturing technology, further automate its manufacturing operations and develop improved manufacturing processes, equipment, and products. Over the next twelve months emphasis will be towards improvements in the manufacturing process. Specifically, certain packing operations at the end of our production lines, currently performed manually, will be automated, increasing throughput while reducing costs. In addition, we currently sort and palletize finished goods manually in preparation for storage in the distribution centers. Over the next twelve months we intend to install a robotics and laser guided vehicle system to automate this task at one of our facilities.


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

                                                                          Size
                                                     Type of          (Approximate         Owned/
                    Location                         Facility (1)     square feet)         Leased          Lease Expiration
                    --------                         ------------     ------------         ------          ----------------
Augusta, Georgia ...............................     M/W                339,000              O

Conyers, Georgia (2 facilities).................     M/W                350,000              O
                                                     W                  555,000              O

Chicago, Illinois (2 facilities)................     M/W                902,000              O
                                                     W                  741,000              L               February 28, 2003

Dallas, Texas ..................................     M/W              1,316,000              O

Hampstead, Maryland.............................     W                1,034,000              L               July 31, 2020

Kensington, Connecticut (4 facilities)..........     M/W                 96,000              L(2)            May 15, 2010
                                                     M/W                112,000              L(2)            May 15, 2010
                                                     W                   40,000              L(2)            June 1, 2002
                                                     W                   30,000              L(2)            May 15, 2010

Lafayette, Georgia..............................     M/W                147,000              L(3)            April 30, 2003

Manchester, New Hampshire.......................     M/W                160,000              O

North Las Vegas, Nevada (2 facilities)..........     M/W                195,100              L               August 31, 2010
                                                     W                   58,450              L               August 31, 2010

Ontario, California.............................     W                  396,000              L               May 1, 2014

Owings Mills, Maryland (2 facilities)...........     M/W              1,533,000              O
                                                     M/W                267,000              O

Somerville, Massachusetts.......................     M/W                193,000              O

Springfield, Missouri (2 facilities)............     M/W                925,000              O
                                                     W                  415,000              L               September 17, 2002

Wilmington, Massachusetts.......................     W                  119,000              L(4)            January 14, 2001

Scarborough, Ontario, Canada ...................     M/W                400,000              O

--------
(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2)      Subject to a purchase option which expires May 15, 2005.
(3)      Subject to a purchase option which expires April 30, 2002..
(4)      Facility closed on  January 12, 2001.

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


Item 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         Set forth below are selected historical consolidated financial data of the Company at the dates and for the fiscal years shown. The selected historical consolidated financial data at September 24, 2000 September 26, 1999 and September 27, 1998 and for Fiscal 2000, 1999 and 1998 is derived from historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Deloitte & Touche LLP, independent auditors and are included elsewhere herein. The selected historical consolidated financial data at September 30, 1997 and September 30, 1996 and for Fiscal 1997 and 1996 is derived from the audited historical consolidated financial statements of the Company and subsidiaries for such periods.

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

                                                                     Fiscal
                                 -------------------------------------------------------------------------------
(In thousands)                       2000            1999             1998             1997              1996
                                  ----------      ----------       ----------       ----------        ----------
Operating Data:
Net sales                          $952,728        $863,781         $843,502         $886,017          $959,818
Cost of sales                       833,959         763,750          787,706          822,818           859,029
                                    -------        ---------        ---------        ---------         ---------
Gross profit                        118,769         100,031           55,796           63,199           100,789
Selling, general and                 64,852          67,406           68,818           66,792            61,788
administrative
Other (income) expense, net          (4,688)         (1,180)          12,400              (73)            4,271
Asset impairment expense                  -               -            5,000           24,550                 -
Restructuring charge (credit)           503           (512)              897            9,680                 -
                                   ---------       ---------        ---------        ---------         ---------
Operating income (loss)              58,102          34,317          (31,319)         (37,750)           34,730
Interest expense, net                36,825          41,671           42,955           40,265            37,517
                                   ---------       ---------        ---------        ---------         ---------
Income (loss) before taxes,
cumulative effect of change in
accounting principle and
extraordinary loss                   21,277          (7,354)         (74,274)         (78,015)           (2,787)
Income tax benefit (expense)         (8,492)          2,941           29,711           31,206             1,115
Cumulative effect of change in
accounting principle                      -               -            1,511                -                 -
Extraordinary loss                      313               -                -              940                 -
                                   ---------       ---------        ---------        ---------         ---------
Net income (loss)                  $ 12,472        $ (4,413)        $(46,074)        $(47,749)         $ (1,672)
                                   =========       =========        =========        =========         =========
Balance Sheet Data (at end of
period):
Property, plant and
  equipment, net                   $205,787        $322,967         $355,224         $382,491          $427,833
  Total assets                      582,833         634,640          665,626          715,589           757,839
  Long-term debt *                  210,269         118,446          422,438          430,499           385,579
  Shareholders' equity               30,413          18,274           18,983           70,670           118,552

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


General

         On March 12, 1998, SF Holdings purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders. The then existing shareholders continued to hold 52% of the voting stock of the Company of which AIP holds approximately 26%. The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc. In addition, on March 12, 1998, Fonda became a wholly owned subsidiary of SF Holdings and in conjunction with the SF Holdings Investment AIP assigned the Management Services Agreement, as amended, to SF Holdings which assigned its interest to Fonda.

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


Fiscal 2000 Compared to Fiscal 1999

         Net sales increased $88.9 million, or 10.3%, to $952.7 million in Fiscal 2000 compared to $863.8 million in Fiscal 1999 reflecting a 7.1% increase in sales volume and a 2.9% increase in average sales prices to domestic customers. During Fiscal 2000, the Company experienced an increase in sales volume of those products with higher average selling prices. The increase in average realized sales price reflects a successful effort by the Company to raise prices to institutional foodservice customers and to sell a mix of units with higher average selling prices. Sales volumes to institutional foodservice customers increased 6.4% primarily as a result of the Company's focus on revenue growth with key customers. Sales volumes to food packaging customers increased 0.5% while average realized sales price increased 1.3%, primarily as a result of increased pricing resulting from raw material cost increases. Net sales to Canadian customers increased $8.4 million, or 14.1%, primarily due to increased sales volume.

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

         Selling, general and administrative expenses decreased $2.5 million, or 3.7%, to $64.9 million in Fiscal 2000 compared to $67.4 million in Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 6.8% in Fiscal 2000 from 7.8% in Fiscal 1999. This decrease is due primarily to lower spending in the areas of legal and outside consulting services and is partially offset by an increase in executive compensation resulting from improved operating results.

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

         Net cash provided by investing activities in Fiscal 2000 was $185.0 million compared to net cash used in investing activities of $21.7 million in Fiscal 1999. This increase is due primarily to the receipt of proceeds from a sale-leaseback transaction on June 15, 2000 whereby Sweetheart Cup and the Company sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. The increase is partially offset by the acquisition of the issued and outstanding capital stock of Sherwood Industries Inc.

and its subsidiaries for an aggregate purchase price of $17.4 million, subject to a post closing working capital adjustment, of which $12.4 million was paid in cash.

         Net cash used in financing activities in Fiscal 2000 was $180.3 million compared to net cash used in financing activities of $26.4 million in Fiscal 1999. This increase is primarily due to the redemption of the $190.0 million Senior Secured Notes. The net proceeds generated from the sale-leaseback transaction were used in part to redeem these notes, repay debt in connection with the acquisition of Sherwood and repay a portion of the outstanding balance under the U.S. Credit Facility.

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

         On May 15, 2000, Sweetheart Cup acquired all of the issued and outstanding capital stock of Sherwood and its subsidiaries pursuant to a Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood (the "Sherwood Agreement") for an aggregate purchase price of $17.4 million of which $12.4 million was paid in cash, subject to a post closing working capital adjustment, the final calculation of which is expected to be completed within the next 12 months. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood non-interest bearing promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million (assuming an interest rate of 10.85% per annum). Sweetheart Cup also assumed $9.3 million of Sherwood's debt, which was paid in full on June 15, 2000.

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


Item7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


         We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our variable rate debt. All borrowing under our US Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or
(ii) a bank's base rate plus 0.50% , plus certain other fees. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 2.25% with respect to the revolving credit borrowings and an index rate plus 2.50% with respect to the term loan borrowings. As of September 24, 2000, the outstanding indebtedness under the US Credit Facility was $102.2 million and the Canadian Credit Facility was $10.3 million. Based upon these amounts, our annual net income would change by approximately $0.7 million for each one percentage point change in the interest rates applicable to our variable debt. The level of our exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


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

Name                              Age         Position
Dennis Mehiel                     58          Chairman and Chief Executive Officer of Sweetheart  Holdings
                                              and Sweetheart Cup

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

Charles E. Busse                  62          Vice   President  -  Research  and   Engineering  of  Sweetheart
                                              Holdings and Sweetheart Cup

William H. Haas                   59          Vice  President - Sales of  Sweetheart  Holdings and  Sweetheart
                                              Cup

Rick Schneider                    51          Vice  President  -  Manufacturing  of  Sweetheart  Holdings  and
                                              Sweetheart Cup

Jeffrey Seidman                   46          Vice  President - Human  Resources  of  Sweetheart  Holdings and
                                              Sweetheart Cup

         Mr. Mehiel has been Chairman of the Board and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of SF Holdings and its subsidiaries, Fonda and Creative Expressions Group ("CEG"). Since July 2000, he has been a director of Box USA Holdings, Inc.("Box USA"), formerly Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, which he co-founded. From 1966 until July 2000, he was Chairman of Four M, and since 1977 (except during a leave of absence from April 1994 through July 1995) he was the Chief Executive Officer of Four M. Mr. Mehiel is also currently Chief Executive Officer and a director of Mannkraft Corporation, (formerly Box USA of New Jersey, Inc.) a manufacturer of corrugated containers.

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

         Mr. Bingham has been a Director of Sweetheart Holdings and Sweetheart Cup since August 1993. He co-founded American Industrial Partners Management Company, Inc.("AIPM"), a firm which manages a private equity firm that invests in private and public companies, and has been a director and officer of the firm since 1989. He is also a general partner of AIP. Mr. Bingham also has served as a director of SF Holdings since March, 1998. Prior to joining AIPM, Mr. Bingham was director of the Corporate Finance Department, a member of the Board and director of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Mr. Bingham is also currently a director of Bucyrus International, Great Lakes Carbon Corporation, RBX Group, Inc., Standadyne Automotive Corporation and Deerfield Associates.

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

                                               Summary Compensation Table


                                                            Annual Compensation
----------------------------------------- --------------------------------------------------  ----------------
                                                                                                  All Other
           Name and Principal                                    Salary           Bonus         Compensation
                Position                    Fiscal                ($)            ($) (1)              ($)
----------------------------------------- ----------         -------------    -------------   ----------------
Dennis Mehiel
   Chairman and Chief Executive  Officer     2000               771,280          400,000            1,507  (2)
   of     Sweetheart     Holdings    and     1999               349,650          340,000            1,743  (3)
   Sweetheart Cup                            1998 (4)           188,775                -                -

Thomas Uleau
   President,  Chief  Operating  Officer     2000               370,129          500,000           18,201  (5)
   and Director of  Sweetheart  Holdings     1999               298,654          445,000           78,037  (6)
   and Sweetheart Cup                        1998 (7)           144,414                -           34,451  (8)

Michael Hastings
   Senior  Vice  President  - Sales  and     2000               170,512          235,000           23,182  (9)
   Marketing of Sweetheart  Holdings and     1999               124,231          255,000           49,722  (10)
   Sweetheart Cup                            1998 (11)           56,664                -           54,387  (12)

Hans H. Heinsen
   Senior  Vice  President - Finance and     2000               140,962          235,000                -
   Chief     Financial     Officer    of     1999               125,000          217,000                -
   Sweetheart  Holdings  and  Sweetheart     1998 (13)           55,528                -                -
   Cup

Charles E. Busse
   Vice   President   -   Research   and     2000               188,299          147,954           10,399  (14)
   Engineering  of  Sweetheart  Holdings     1999               177,216          130,199          128,606  (15)
   and Sweetheart Cup                        1998               175,848                -          352,642  (16)

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

(11) Mr. Hastings became Senior Vice President of Sales and Marketing effective March 12, 1998. Amounts shown here were paid during the remainder of Fiscal 1998.
(12) Reflects $50,249 paid for relocation expenses, $2,769 contributed under the 401(k) Plan, $1,296 of life insurance premiums paid by the Company and $73 of long-term disability premiums paid by the Company.
(13) Mr. Heinsen became Vice President of Finance and Chief Financial Officer effective March 12, 1998. Amounts shown here were paid during the remainder of Fiscal 1998.
(14) Reflects $6,673 contributed under the 401(k) Plan and $3,726 of life insurance premiums paid by the Company.
(15) Reflects $118,600 paid under the Special Incentive Agreement, $5,000 contributed under the 401(k) Plan, $4,959 of life insurance premiums paid by the Company and $47 of long-term disability insurance premiums paid by the Company.
(16) Reflects $190, 077 paid under the Executive Retention Pan, $118,600 paid under the Special Incentive Agreement, $35,458 paid under the Stock Option Repurchase Plan, $4,750 contributed under the 401(k) Plan, $3,651 of life insurance premiums paid by the Company, $106 of long-term disability insurance premiums paid by the Company.


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

                                                           Class A Common Stock            Class B Common Stock


                                                         Number of          Percent         Number of        Percent
Name of Beneficial Owner                                   Shares          of Class           Shares         of Class
------------------------                               -------------     ------------     -------------    -----------
American Industrial Partners Capital Fund, L.P.           280,189            26.8%                   -             -
         One Maritime Plaza
         Suite 2525
         San Francisco, CA 94111

Kane & Co.,  as nominee  for First  Plaza  Group
Trust(1)  ...........................................     182,000            17.4                    -             -

         c/o Chase Manhattan Bank
         4 New York Plaza - 11th floor
         New York, NY 10004

Leeway & Co., as nominee for the Long Term Investment
Trust (2)............................................      30,197             2.9                    -             -
         c/o State Street Bank & Trust Co.
         Master Trust Division - W6C
         1 Enterprise Drive
         North Quincy, MA 02171

Ell & Co., as nominee for the Lucent Technologies
Inc. Master Pension
Trust (3)............................................      47,803             4.6                    -             -
         c/o The Northern Trust Company
         40 Broad Street
         8th Floor
         New York, NY 10004

SF Holdings Group, Inc...............................     505,200            48.3            4,393,200         100.0%
              373 Park Avenue South
              New York, NY  10016

W. Richard Bingham(4)................................     280,189            26.8                    -             -
Theodore C. Rogers(4)................................     280,189            26.8                    -             -
Dennis Mehiel(5).....................................     370,059            35.4            3,218,019          73.3
Directors and executive officers as a group
(4 persons)(6).......................................     657,220            62.8            3,278,645          74.6

(1) Chase Manhattan Bank, acts as the trustee (the "Trustee") for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by General Motors Investment Management Corporation ("GMIMCo"), a wholly-owned subsidiary of GM GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed.
(2) State Street Bank & Trust Co. acts as trustee for a trust under and for the benefit of certain employee benefit plans of American Telephone & Telegraph Co. ("AT&T") and its subsidiaries. These shares may be deemed to be owned beneficially by the Long Term Investment Trust.
(3) The Northern Trust Company acts as trustee for a trust under and for the benefit of certain employee benefit plans of Lucent Technologies Inc. These shares may deemed to be owned beneficially by the Lucent Technologies Inc. Master Pension Trust.
(4) All of such shares are held of record by AIP. Messrs. Bingham and Rogers are general partners of AIP and share investment and voting power with respect to the securities owned by AIP. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, CA 94111 and the business address of Mr.Rogers is 551 Fifth Avenue, Suite 3800, New York, NY 10176.
(5) All of such shares are held by SF Holdings of which 502,080 are held directly and 3,120 are held indirectly through Fonda, which is wholly owned by SF Holdings. Mr. Mehiel beneficially owns 73.3% of the outstanding common stock. The business address of Mr. Mehiel is 373 Park Avenue South, New York, NY, 10016.
(6)  All of such shares are held by either AIP or SF Holdings.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Shareholders' Agreement

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated by the shareholders of the Company prior to the SF Holdings Investment (the "Original Shareholders") and two of whom are nominated by SF Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity,
(ii) the sale of all or a material portion of the Company's assets, (iii) entering into any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness, (vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain Management Services Agreement, as amended, Fonda, a wholly owned subsidiary of SF Holdings, manages the day-to-day operations of the Company subject to the direction of the Board of Directors.

         The Original Shareholders, after March 12, 2003, have the right to exchange their shares of Class A

Common Stock for warrants (the "Exchange Warrants") to purchase, for nominal consideration, shares of Class C Common Stock of SF Holdings, representing 10% of the total outstanding shares of common stock of SF Holdings at March 12, 1998, the consummation date of the SF Holdings Investment, on a fully diluted basis. SF Holdings has the right to cause such exchange and has the right thereafter to repurchase the Exchange Warrants, in whole or in part, for an aggregate call price of $50.0 million, subject to increase at 12.5% per annum beginning March 12, 1998 until March 12, 2003. Upon occurrence of a merger, the Original Shareholders will be required to exchange their shares of Class A Common Stock for the Exchange Warrants. In addition, in the event SF Holdings proposes to sell shares of Class A or Class B Common Stock in an amount greater than 30% of the outstanding shares of common stock, the Original Shareholders will have the right to participate in such sale. In the event SF Holdings proposes to sell shares of common stock in an amount greater than 30% of the outstanding shares of common stock, SF Holdings will have the right to require the Original Shareholders to sell all, but not less than all, of their shares of common stock.


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


Transactions with Affiliates

         All of the below and above referenced affiliates are under the common ownership of the Company's Chief Executive Officer, except AIP and AIPM which are affiliates of a shareholder. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 2000, the Company sold (i) $16.7 million of cups to Fonda (a wholly owned subsidiary of SF Holdings), and (ii) $0.8 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable, as of September 24, 2000, is $2.2 million due from Fonda and $0.2 million due from Fibre Marketing.

         During Fiscal 2000, the Company purchased (i) $8.0 million of corrugated containers and $0.2 million of other services from Box USA (formerly Four M), a company in which Dennis Mehiel, the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock, (ii) $11.4 million of paper plates, $0.2 million of equipment rental and $1.0 million of other services from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc., a company wholly owned by Dennis Mehiel, the Company's Chief Executive Officer. Included in accounts payable, as of September 24, 2000, are $0.1 million due to Box USA and $0.9 million due to Fonda. Other purchases from and sales to affiliates during Fiscal 2000 were not material.

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

         During Fiscal 1999, the Company sold (i) $6.8 million of cups to Fonda,
(ii) $0.2 million of paper scrap to Fibre Marketing and (iii) $0.1 million of cups to CEG, a company in which the Chief Executive Officer owned more than 50% of the common stock. Accounts receivable as of September 26, 1999 from these sales are $0.8 million due from Fonda and $0.1 million due from Fibre Marketing. Sales to these affiliates in preceding fiscal years were not material.

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

         During the fourth quarter of Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2000, rental payments under this lease were $0.7 million. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         In November 2000, the Company began leasing a facility in North Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.


                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. The financial statement schedule listed in the "Index to Financial Statement Schedules."


     3.  Exhibits

          3.1 Certificate of Incorporation of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.1 of the Company's report on Form 10-K dated December 22, 1993 (the "1993 10-K")).
          3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Sweetheart Holdings Inc. dated March 11, 1998
               (incorporated by reference from Exhibit 3.3 of the Company's report on Form 10-Q dated May 15, 1998).
          3.4 Amended and Restated By-Laws of Sweetheart Holdings Inc. dated March 12, 1998 (incorporated by reference from Exhibit 3.4 of the Company's report on Form 10-Q dated May 15, 1998).
          4.1  Indenture for the Senior  Secured Notes  between  Sweetheart  Cup
               Company Inc. and United States Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 of Sweetheart Holdings Inc.'s Report on Form 8-K dated October 6, 1993 (the "1993 8-K")).
          4.2 Indenture for the Senior Subordinated Notes between Sweetheart Cup Company Inc. and U.S. Trust Company of Texas, N.A., as Trustee (incorporated by reference from Exhibit 4.2 on the 1993 8-K).
          10.13 - Asset Sale Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc.
               (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 11, 1994).
          10.14 - Bill of Sale, Assignment and Assumption Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.2 of the Company's report on Form 10-Q dated February 11, 1994).
          10.15 - Wraparound Note dated as of October 6, 1993 made by Sweetheart Holdings Inc. to Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 11, 1994).
          10.16 - Asset Distribution Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated February 11, 1994).
          10.17 - Manufacturing Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (the "Manufacturing Agreement") (incorporated by reference from
               Exhibit 10.5 of the Company's report on Form 10-Q dated February 11, 1994).
          10.18 - First Amendment to Manufacturing Agreement dated February 25, 1994 (incorporated by reference from Exhibit 10.21 of the 1994 10-K).
          10.19 - Patent/Know-How License Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.6 of the Company's report on Form 10-Q dated February 11, 1994).
          10.21 - Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 9, 1995).
          10.47 - Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.47 of the Company's report on Form 10-Q dated May 15, 1998).
          10.48 - Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from
               Exhibit 10.48 of the Company's  report on Form 10-Q dated May 15,
               1998).
          10.51 - Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.51 of the Company's report on Form 10-Q dated August 14, 1998).
          10.52 - Security Agreement made as of June 15, 1998 between Lily Cups Inc. as Grantor and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.52 of the Company's report on Form 10-Q dated August 14, 1998).

          10.57 - Second Amended and Restated Loan and Security Agreement dated as of June 15, 2000 among Sweetheart Cup, as Borrower, Sweetheart Holdings, as Parent, Bank of America, N.A., as Agent, and several Financial Institutions, named therein as Lenders (incorporated by reference from Exhibit 10.57 of the Company's report on Form 10-Q dated June 25, 2000).

          10.58 - Intercreditor Agreement dated as of June 15,2000 among Bank of America, N.A., as Agent, and State Street, solely in its capacity as Owner Trustee and Lessor (incorporated by reference from Exhibit 10.58 of the Company's report on Form 10-Q dated June 25,
               2000).

          10.59 - Lease Agreement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart Cup, as Lessee (incorporated by reference from Exhibit
               10. 59 of the Company's report on Form 10-Q dated June 25, 2000).

          10.60 - Lease Supplement dated as of June 1,2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart Cup, as Lessee(incorporated by reference from Exhibit
               10.60 of the Company's report on Form 10-Q dated June 25, 2000).

          10.61 - Participation  Agreement  dated  as  of  June  1,  2000  among
               Sweetheart  Cup, as Lessee,  the  Company,  as  Guarantor,  State
               Street, solely in its capacity as Owner Trustee, and several Owner Participants (incorporated by reference from Exhibit 10.61 of the Company's report on Form 10-Q dated June 25, 2000).

          10.62 - Definitions and Rules of Usage dated as of June 1, 2000 executed in conjunction with the Participation Agreement (incorporated by reference from Exhibit 10.62 of the Company's report on Form 10-Q dated June 25, 2000).

          18.0 Preferability Letter (incorporated by reference from Exhibit 18.0 of the Company's report on Form 10-Q dated August 14, 1998).

          21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10- K).

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page

Independent Auditors' Report                                               29


Consolidated Balance Sheets as of September 24, 2000
         and September 26, 1999                                            30


Consolidated Statements of Operations and Other Comprehensive
         Income (Loss) for Fiscal Years 2000, 1999 and 1998                31


Consolidated Statements of Cash Flows for
         Fiscal Years 2000, 1999, and 1998                                 32


Consolidated Statements of Shareholders' Equity for Fiscal
         Years 2000, 1999, and 1998                                        33


Notes to Consolidated Financial Statements                                 34

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



/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 15, 2000

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         September 24,           September 26,
                                                                             2000                   1999
                                                                       -----------------       -----------------
                              Assets
Current assets:
  Cash and cash equivalents                                                $  3,415               $  2,965
  Cash in escrow                                                                300                      -
  Receivables, less allowances of $2,072 and $1,905, respectively           110,077                 88,325
  Inventories                                                               162,339                129,473
  Deferred income taxes                                                      16,303                 12,962
  Spare parts - current                                                      21,543                 16,278
                                                                           ---------              ---------
       Total current assets                                                 313,977                250,003
                                                                           ---------              ---------

Property, plant and equipment, net                                          205,787                322,967

Deferred income taxes                                                        34,183                 41,055
Spare parts                                                                   8,313                 10,852
Goodwill, net                                                                10,969                      -
Other assets                                                                  9,604                  9,763
                                                                           ---------              ---------

       Total assets                                                        $582,833               $634,640
                                                                           =========              =========

               Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                         $ 76,317               $ 66,654
  Accrued payroll and related costs                                          45,017                 45,089
  Other current liabilities                                                  36,400                 39,045
  Current portion of deferred gain on sale of assets                         10,275                      -
  Current portion of long-term debt                                          15,841                275,446
                                                                           ---------              ---------

       Total current liabilities                                            183,850                426,234
                                                                           ---------              ---------

Commitments and contingencies  (See Note 20)                                      -                      -

Long-term debt                                                              210,269                118,446
Deferred gain on sale of assets                                              93,948                      -
Other liabilities                                                            64,353                 71,686
                                                                           ---------              ---------
       Total liabilities                                                    552,420                616,366
                                                                           ---------              ---------

Shareholders' equity:

  Class A Common  Stock - Par  value  $.01 per  share;  1,100,000
  shares authorized; 1,046,000 shares issued and outstanding                     10                     10
  Class B Common  Stock - Par  value  $.01 per  share;  4,600,000
  shares authorized; 4,393,200 shares issued and outstanding                     44                     44
  Additional paid-in capital                                                100,070                101,090
  Accumulated deficit                                                       (67,611)               (80,083)
  Accumulated other comprehensive income (loss)                              (2,100)                (2,787)
                                                                           ---------              ---------
       Total shareholders' equity                                            30,413                 18,274
                                                                           ---------              ---------

       Total liabilities and shareholders' equity                          $582,833               $634,640
                                                                           =========              =========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)


                                                                                Fiscal
                                                          --------------------------------------------------
                                                              2000               1999               1998
                                                          ------------       ------------       ------------

Net sales                                                   $952,728           $863,781           $843,502
Cost of sales                                                833,959            763,750            787,706
                                                            ---------          ---------          ---------

         Gross profit                                        118,769            100,031             55,796

Selling, general and administrative expenses                  64,852             67,406             68,818
Other  (income) expense, net                                  (4,688)            (1,180)            12,400
Asset impairment expense                                           -                  -              5,000
Restructuring charge (credit)                                    503               (512)               897
                                                            ---------          ---------          ---------

         Operating income (loss)                              58,102             34,317            (31,319)

Interest expense, net of interest income of
  $1,071, $122 and $755, respectively                         36,825             41,671             42,955
                                                            ---------          ---------          ---------

         Income  (loss)  before income tax expense
         (benefit),  cumulative  effect  of change
         in      accounting      principle     and
         extraordinary loss                                   21,277             (7,354)           (74,274)

Income tax expense (benefit)                                   8,492             (2,941)           (29,711)
                                                            ---------          ---------          ---------

         Income  (loss) before  cumulative  effect
         of change  in  accounting  principle  and
         extraordinary loss                                   12,785             (4,413)           (44,563)

Cumulative   effect  of   change   in   accounting
  principle (net of income taxes of $1,007)                        -                  -              1,511

Extraordinary  (loss) on early  extinguishment  of
  debt (net of income tax benefit of $209)                      (313)                 -                  -
                                                            ---------          ---------          ---------

         Net income (loss)                                  $ 12,472           $ (4,413)          $(46,074)
                                                            =========          =========          =========

Other comprehensive income (loss), net of tax:
         Foreign Currency translation adjustment                (122)               272             (1,062)
         Minimum  pension   liability   adjustment
         (net of income taxes of ($539),  ($2,288)
         and $3,281, respectively)                               809              3,432             (4,922)
                                                            ---------          ---------          ---------     -------

Other comprehensive income (loss)                                687              3,704            (5,984)
                                                            ---------          ---------          ---------

         Comprehensive income (loss)                        $ 13,159           $   (709)          $(52,058)
                                                            =========          =========          =========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    Fiscal
                                                                                 --------------------------------------------
                                                                                     2000            1999           1998
                                                                                 -------------  -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                                 $12,472        $ (4,413)      $(46,074)

  Adjustments  to reconcile  net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                    40,231          48,270         46,738
    Amortization of deferred gain                                                    (2,813)              -              -
    Deferred income tax expense (benefit)                                             4,597          (2,941)       (29,711)
    Gain on sale of assets                                                           (4,439)         (1,301)        (4,245)
    Cumulative effect of change in accounting principle, net                              -               -          1,511
    Asset impairment expense                                                              -               -          5,000
  Changes in operating assets and liabilities:
    Receivables                                                                     (21,119)         (3,077)           526
    Inventories                                                                     (27,070)          3,592          9,212
    Accounts payable                                                                  6,464             449          7,272
    Pension termination liability                                                    (8,316)           (792)         3,326
    Restructuring reserve                                                                68          (2,736)       (10,465)
    Accrued payroll and related costs                                                  (843)          5,764         (1,204)
    Litigation reserve                                                               (2,650)          1,908            168
    Other, net                                                                         (816)          5,049            152
                                                                                    --------       ---------      ---------
      Net cash provided by (used in) operating activities                            (4,234)         49,772        (17,794)
                                                                                    --------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                                        (23,474)        (30,790)       (37,534)
  Acquisition of a business                                                         (12,411)              -              -
  Proceeds from sale of bakery                                                            -               -         14,718
  Proceeds from sale of property, plant and equipment                               220,912           9,058          7,719
                                                                                    --------       ---------      ---------
      Net cash provided by (used in) investing activities                           185,027         (21,732)       (15,097)
                                                                                    --------       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under credit  facilities                                9,957         (31,906)        (4,129)
  (Repayments) of other debt                                                       (190,000)              -              -
  Decrease in restricted cash                                                             -               -         29,016
  Increase in cash escrow                                                          (206,318)        (10,821)       (22,214)
  Decrease in  cash escrow                                                          206,018          16,285         30,073
  Payment of financing fees                                                               -               -         (1,509)
  Proceeds from note receivable related to purchase of common stock                       -               -            371
                                                                                    --------       ---------      ---------
      Net cash provided by (used in) financing activities                          (180,343)        (26,442)        31,608
                                                                                    --------       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    450           1,598         (1,283)

CASH AND CASH EQUIVALENTS, beginning of period                                        2,965           1,367          2,650
                                                                                    --------       ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                                            $ 3,415        $  2,965       $  1,367
                                                                                    ========       =========      =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                                 $37,048        $ 39,828       $ 39,866
                                                                                    ========       =========      =========

      Income taxes paid                                                             $ 2,972        $     80       $    711
                                                                                    ========       =========      =========
SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:

      Note payable associated with business acquisition                             $ 2,914        $      -       $      -
                                                                                    ========       =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                Accumulated     Retained
                                         Class A     Class B      Additional      Other        Earnings/                   Total
                              Common     Common       Common       Paid-In    Comp-rehensive (Accumulated     Note     Shareholders'
                               Stock   Stock (par)  Stock (par)    Capital     Income (Loss)   Deficit)    Receivable     Equity
                             -------- ------------ ------------- ----------- --------------- ------------  ----------- -------------

Balance, September 30, 1997  $101,100     $   -       $   -        $      -       $  (507)     $ (29,552)    $ (371)     $ 70,670

Net(loss)                           -         -           -               -             -        (46,074)         -       (46,074)
Stock dividend                      -         -          44               -             -            (44)         -             -
Common stock exchange        (101,100)       10           -         101,090             -              -          -             -
Payment received on note
  receivable                        -         -           -               -             -              -        371           371
Minimum pension liability
  adjustment                        -         -           -               -        (4,922)             -          -        (4,922)
Translation adjustment              -         -           -               -        (1,062)             -          -        (1,062)
                             ---------    ------      ------       ---------      --------     ----------    -------     ---------

Balance, September 27, 1998         -        10          44         101,090        (6,491)       (75,670)         -        18,983

Net (loss)                          -         -           -               -             -         (4,413)         -        (4,413)
Minimum pension liability
  adjustment                        -         -           -               -         3,432              -          -         3,432
Translation adjustment              -         -           -               -           272              -          -           272
                             ---------    ------      ------       ---------      --------     ----------    -------     ---------

Balance, September 26, 1999         -        10          44         101,090        (2,787)       (80,083)         -        18,274

Net income                          -         -           -               -             -         12,472          -        12,472
Elimination of gain on
  equipment purchased
  from related party                -         -           -          (1,020)            -              -          -        (1,020)
Minimum   pension   liability
  adjustment                        -         -           -               -           809              -          -           809
Translation adjustment              -         -           -               -          (122)             -          -          (122)
                             ---------    ------      ------       ---------      --------     ----------    -------     ---------

Balance, September 24, 2000  $      -     $  10       $  44        $100,070       $(2,100)     $ (67,611)    $    -      $ 30,413
                             =========    ======      ======       =========      ========     ==========    =======     =========



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

         Cash, including Cash Equivalents, Restricted Cash and Cash in Escrow - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the terms of a lease agreement and is held in escrow with the trustee until utilized. (See Note 8)

         Inventories - The Company values inventories at the lower of cost or market, using the first-in first-out (FIFO) method.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation, and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of property, plant and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

         The asset lives of buildings and improvements range between 12 and 50 years and have an average useful life of 37.4 years. The asset lives of machinery and equipment range between 5 and 18 years and have an average useful life of 9.6 years.

         Costs related to construction work in progress are accumulated as incurred and transferred to property, plant and equipment when put into service, at which time, the asset is depreciated over its useful life.

         Revenue Recognition - Revenue is recognized upon shipment of product and when collectability is reasonably assured. Also, the Company rents filling equipment to certain of its customers and recognizes this income over the life of the lease. The Company's sales are evidenced and the sales price fixed based upon either a purchase order, contract or buying agreement with the customer. The Company's freight terms are either FOB shipping point or freight prepaid by the customer. The customer may also be eligible for promotional incentives or rebates. The Company at the time of sale records a reserve for promotional allowances, rebates and other discounts based on historical experience, which are charged to net sales as reported by the Company.

         Shipping and Handling Costs - Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in sales. Shipping and handling costs incurred by the Company are included in cost of sales.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized over its estimated useful life of 20 years on a straight-line basis. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows.

         Environmental Cleanup Costs - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated.

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

2.  INVENTORIES

         The components of inventories are as follows (in thousands):

                                  September 24,          September 26,
                                       2000                   1999
                                ----------------       -----------------

Raw materials and supplies          $  47,218              $  30,092
Finished  products                    104,326                 92,193
Work in progress                       10,795                  7,188
                                    ----------             ----------
         Total inventories          $ 162,339              $ 129,473
                                    ==========             ==========


3.  INCOME TAXES

         The  income  tax  provision  includes  the  following   components  (in
thousands):


                                           Fiscal
                      ----------------------------------------------
                           2000             1999           1998
                      --------------- --------------- --------------
Current-
   Federal               $  (2,825)      $       -       $      -
   State                      (800)              -              -
   Foreign                    (270)              -              -
                         ----------      ---------       --------

    Total current           (3,895)              -              -
                         ----------      ---------       --------

Deferred -
   Federal                  (4,369)          2,549         25,588
   State                      (228)            364          3,656
   Foreign                       -              28            467
                         ----------      ---------       --------

    Total deferred          (4,597)          2,941         29,711
                         ----------      ---------       --------

                         $  (8,492)      $   2,941       $ 29,711
                         ==========      =========       ========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2000, 1999 and 1998 as a result of the following:

                                                           Fiscal Years
                                       -----------------------------------------------------
                                              2000            1999            1998
                                          ------------     -----------     ----------

U.S. Federal tax rate                           35%             35%             35%
State income taxes, net of
   U.S. Federal tax impact                       4               4               4
Permanent difference, meals and
    entertainment                                1               1               1
                                              -----           -----           -----

       Effective tax rate                       40%             40%             40%

                                              =====           =====           =====

         Deferred income taxes reflect the net tax effects of net operating loss carry-forwards, tax credit carry-forwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows:

                                                        September 24,       September 26,
                                                            2000                1999
                                                      -----------------    ----------------
 Assets
      Post-retirement health and pension benefits         $25,437             $26,947
      Employee benefits                                     7,165               7,987
      Net operating loss carry-forwards                    11,627              84,410
      Deferred gain on sale-leaseback transaction          41,689                   -
      Alternative minimum tax credit carry-forward          3,179                 354
      Other                                                 7,617               8,810
                                                           -------            --------
                                                           96,714             128,508

 Liabilities
      Depreciation                                        (40,699)            (63,433)
      Inventory adjustments                                (5,529)            (11,058)
                                                           -------            --------
                                                          (46,228)            (74,491)
                                                           -------            --------

 Net deferred tax assets                                  $50,486             $54,017
                                                          ========            ========

         The Company has net operating loss carry-forwards for income tax purposes of approximately $32 million, which will expire in 2018. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

         No provision has been made for U.S. Federal deferred income taxes on approximately $12.5 million of accumulated and undistributed earnings of the Canadian subsidiary at September 24, 2000 since it is the present intention of management to reinvest the undistributed earnings in Canadian operations indefinitely. In addition, the determination of the amount of unrecognized U.S. Federal deferred income tax liability for unremitted earnings related to the investments in the Canadian subsidiary is not practicable.


4.  PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                                September 24,             September 26,
                                                    2000                      1999
                                             -------------------       -------------------

Land                                              $  16,780                $   19,051
Buildings and improvements                           88,577                    89,933
Machinery and equipment                             242,746                   435,593
Construction in progress                              7,858                     5,575
                                                  ----------               -----------

    Total property, plant and equipment             355,961                   550,152
                                                  ----------               -----------

Accumulated depreciation                           (150,174)                 (227,185)
                                                  ----------               -----------

    Property, plant and equipment, net            $ 205,787                $  322,967
                                                 ===========               ===========

         Depreciation of property, plant and equipment totaled $37.8 million, $45.9 million and $43.9 million in Fiscal 2000, 1999 and 1998, respectively.


5.  ACQUISITION

         On May 15, 2000, Sweetheart Cup acquired Sherwood, a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $17.4 million of which $12.4 million was paid in cash, subject to a post closing working capital adjustment. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood non-interest bearing promissory notes due May 2005 in an aggregate principal amount of $5.0 million and a present value of $2.9 million (assuming an interest rate of 10.85% per annum). Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition has resulted in goodwill as of September 24, 2000 of $11.2 million, which is being amortized over 20 years. The acquisition has been accounted for using the purchase method of accounting. As a result of the potential post closing working capital adjustment, the final calculation of which the Company expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available. The consolidated financial statements of the Company include the activity for Sherwood from May 15, 2000 to September 24, 2000.

The inclusion of this acquisition within the financial statements presented had a minimal impact on the Company's results.


6.  OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                     September 24,       September 26,
                                         2000                1999
                                   -----------------   -----------------

Debt issuance costs, net of
     accumulated amortization          $  3,988            $  4,077
Intangible pension asset
     (See Note 18)                          884               2,217
Deposits                                  3,076                 989
Other                                     1,656               2,480
                                       --------            --------

         Total other assets            $  9,604            $  9,763
                                       ========            ========

         Amortization of debt issuance costs totaled $2.0 million, $2.4 million and $2.8 million for Fiscal 2000, 1999 and 1998, respectively, and is included in interest expense.

7.  OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                        September 24,          September 26,
                                            2000                   1999
                                     -------------------    -------------------

Sales allowances                          $ 10,875               $  8,980
Restructuring charges                           68                      -
Taxes, other than income taxes               3,295                  4,434
Litigation, claims and assessments
     (See Note 20)                           9,288                 20,004
Deferred rent payable                        8,631                      -
Interest payable                             1,741                  3,616
Other                                        2,502                  2,011
                                          --------               --------

  Total other current  liabilities        $ 36,400               $ 39,045
                                          ========               ========



8.  DEFERRED GAIN ON SALE OF ASSETS

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized using the straight line method over 125 months which is the term of the Lease. Annual rental payments under the Lease will be approximately $32.0 million.


9.  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                             September 24,     September 26,
                                                 2000              1999
                                            --------------  -------------------

U.S. Credit Facility                           $102,249          $ 84,476
Canadian Credit Facility                         10,320             9,416
10.5% Senior Subordinated Notes                 110,000           110,000
Sherwood Industries Notes                         3,541                 -
9.625% Senior Secured Notes                           -           190,000
                                               ---------         ---------

     Total debt                                 226,110           393,892

Less - Current portion of long-term debt        (15,841)         (275,446)
                                               ---------         ---------

     Total long-term debt                      $210,269          $118,446
                                               =========         =========

         The aggregate annual maturities of long-term debt at September 24, 2000 are as follows (in thousands):

Fiscal 2001                            $ 15,841
Fiscal 2002                               5,007
Fiscal 2003                             115,004
Fiscal 2004                               5,004
Fiscal 2005 and thereafter               85,254
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

11. OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                       September 24,       September 26,
                                            2000               1999
                                     -----------------   -----------------

 Post-retirement health care benefits
      (See Note 18)                      $ 59,318            $ 59,401
 Pensions (See Note 18)                     2,349               9,044

 Prepaid vendor credits                       750               1,500

 Other                                      1,936               1,741
                                         --------            --------

          Total other liabilities        $ 64,353            $ 71,686
                                         ========            ========


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


13. RELATED-PARTY TRANSACTIONS

         All of the below referenced affiliates are under the common ownership of the Company's Chief Executive Officer, except AIP and AIPM which are affiliates of a shareholder. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During Fiscal 2000, the Company sold (i) $16.7 million of cups to Fonda (a wholly owned subsidiary of SF Holdings), and (ii) $0.8 million of scrap paper to Fibre Marketing Group, LLC ("Fibre Marketing"). Included in accounts receivable, as of September 24, 2000, is $2.2 million due from Fonda and $0.2 million due from Fibre Marketing.

         During Fiscal 2000, the Company purchased (i) $8.0 million of corrugated containers and $0.2 million of other services from Box USA (formerly Four M), a company in which Dennis Mehiel, the Company's Chief Executive Officer, owns in excess of 10% of its outstanding capital stock, (ii) $11.4 million of paper plates, $0.2 million of equipment rental and $1.0 million of other services from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc., a company wholly owned by Dennis Mehiel, the Company's Chief Executive Officer. Included in accounts payable, as of September 24, 2000, are $0.1 million due to Box USA and $0.9 million due to Fonda. Other purchases from and sales to affiliates during Fiscal 2000 were not material.

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

         During Fiscal 1999, the Company sold (i) $6.8 million of cups to Fonda,
(ii) $0.2 million of paper scrap to Fibre Marketing and (iii) $0.1 million of cups to CEG, a company in which the Chief Executive Officer owned more than 50% of the common stock. Accounts receivable as of September 26, 1999 from these sales are $0.8 million due from Fonda and $0.1 million due from Fibre Marketing. Sales to these affiliates in preceding fiscal years were not material.

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

         During the fourth quarter of Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2000, rental payments under this lease were $0.7 million. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         In November 2000, the Company began leasing a facility in North Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.


14. LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments are charged to expense using the straight line method over the term of the lease. Rent expense under such arrangements totaled $28.2 million, $18.7 million and $16.6 million for Fiscal Years 2000, 1999 and 1998, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 24, 2000 are as follows (in thousands):

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


16. NON-RECURRING CHARGES

         During the quarter ended March 26, 2000, the Company established a restructuring reserve of $0.7 million in conjunction with the planned elimination of the Company's centralized machine shop operation from which 53 positions would be eliminated. The plan was completed and approved by management on January 10, 2000 and announced to employees on March 7, 2000. Severance payments of $0.2 million, were paid in both the third and fourth quarters of Fiscal 2000. Also, during the fourth quarter of Fiscal 2000, the Company reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within the Company. The balance of this reserve is included within the "Other current liabilities" on the balance sheet. The balances of this reserve was $0.7 million at the end of the quarter ended March, 26, 2000; $0.5 million at the end of the quarter ended June 25, 2000; and $0.1 million at the end of the fiscal year ended September 24, 2000. The Company expects to utilize the remaining $0.1 million of restructuring reserve by December 2000.

         In the quarter ended March 31, 1998, the Company reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%. In connection with such plans, the Company recognized $5.1 million of charges for severance and related costs, of which $1.4 million remained unpaid as of September 27, 1998 and was included within the "Other current liabilities" on the balance sheet. Severance payments of $0.6 million, $0.3 million, $0.06 million, and $0.02 million were paid during the quarters ending December 27, 1998, March 28, 1999, June 27, 1999, and September 26, 1999, respectively. Also, during the quarter ending September 26, 1999, the Company reversed $0.4 million of this reserve as the plan was completed and fringe and benefit expenses associated with such severed employees severed were lower than planned.

         In the quarter ended March 31, 1998, the Company decided to eliminate poor performing products in order to improve product line profitability. As a result, the Company evaluated the recoverability of the carrying value of the equipment and other assets utilized for such product lines, which resulted in a $5.0 million charge to write-down the assets to their fair market value.

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

17. EXTRAORDINARY LOSS

         During Fiscal 2000, in conjunction with the redemption of the Company's Senior Secured Notes and the refinancing of the U.S. Credit Facility, the Company charged $0.5 million, or $0.3 million net of income tax benefit, to results of operations as an extraordinary item, which amount represents the unamortized deferred financing fees and redemption fees pertaining to such debt.


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

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                                      Fiscal
                                   -----------------------------------------
                                     2000             1999           1998
                                   ---------        ---------      ---------
Pension Benefits
Service Cost                        $   726          $ 1,019        $   989
Interest Cost                         4,173            4,013          3,881
Return on plan assets                (4,459)          (3,916)        (3,883)
Amortization of prior service cost      178              241            222
Recognized net actuarial cost            73              269             41
                                    --------         --------       --------
     Net periodic pension cost      $   691          $ 1,626        $ 1,250
                                    --------         --------       --------
Other Benefits
Service Cost                        $   830          $ 1,027        $   898
Interest Cost                         3,136            3,271          3,056
Amortization of prior service cost     (799)            (416)          (432)
Recognized net actuarial cost          (838)            (299)          (978)

                                    --------         --------       --------
     Net periodic benefit cost      $ 2,329          $ 3,583        $ 2,544
                                    --------         --------       --------

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                     Pension Benefits                   Other Benefits
                                                     ----------------                   --------------
                                               September 24,    September 26,    September 24,   September 26,
                                                   2000             1999             2000            1999
                                              ---------------  ---------------  --------------- ---------------
Change in benefit obligation:
Benefit obligation at beginning of period      $ 56,874         $ 58,653         $ 42,406        $ 48,771
Service cost                                        726            1,019              830           1,027
Interest cost                                     4,173            4,013            3,136           3,271
Amendments                                            -              202                -          (3,520)
Actuarial (gain) or loss                         (3,161)          (3,469)          (2,641)         (4,962)
Benefits paid                                    (3,614)          (3,544)          (2,413)         (2,181)
                                               ---------        ---------        ---------       ---------
   Benefit obligation at end of period         $ 54,998         $ 56,874         $ 41,318        $ 42,406
Change in plan assets:
Fair value of plan assets at beginning of
   period                                      $ 44,323         $ 38,600         $      -        $      -
Actual return on plan assets                      3,500            5,737                -               -
Employer contributions to plan                    4,355            3,530            1,921           1,746
Participant contributions to plan                     -                -              492             435
Benefits paid                                    (3,614)          (3,544)          (2,413)         (2,181)
                                               ---------        ---------        ---------       ---------
   Fair value of plan assets at end of period  $ 48,564         $ 44,323         $      -        $      -

Funded status                                  $ (6,434)        $(12,551)        $(41,318)       $(42,406)
Unrecognized prior service cost                   1,474            2,217           (6,403)         (7,202)
Unrecognized (gain) loss                            170            2,444          (14,697)        (12,893)
                                               ---------        ---------        ---------       ---------
   Net liability recognized                    $ (4,790)        $ (7,890)        $(62,418)       $(62,501)
                                               ---------        ---------        ---------       ---------

         The following sets forth the amounts recognized in the Consolidated Balance Sheets:

                                                     Pension Benefits
                                                     ----------------
                                              September 24,    September 26,
                                                  2000             1999
                                             ---------------  ---------------
Funded status                                   $ (6,434)       $ (12,551)
Intangible asset                                     884            2,217
Other (gain) loss                                   (375)             (40)
Deferred income taxes                                454              994
Accrued other comprehensive (income) loss            681            1,490
                                                ---------       ----------
    Net liability recognized                    $ (4,790)       $  (7,890)
                                                ---------       ----------

         The assumptions used in computing the preceding information are as follows:

                                                Fiscal
                               ----------------------------------------
                                  2000           1999           1998
                               ----------     ----------     ----------
Pension Benefits
Discount rate                     8.00%          7.75%          7.00%
Rate of return on plan assets    10.00%         10.00%         10.00%
Other Benefits
Discount rate                     8.00%          7.75%          7.00%

         For measurement purposes, a 7% annual rate of increase in health care benefits was assumed for 2000. The rate is assumed to decrease gradually to 5% for 2002 and will remain at that level thereafter.

         A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                       One Percentage      One Percentage
                                       Point Increase      Point Decrease
                                      ------------------ -------------------
Effect on accumulated post-
     retirement benefit obligation        $ 2,994            $ (2,633)
Effect on net periodic post-
     retirement benefit cost              $   193            $   (163)


19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):


                                    September 24,         September 26,
                                         2000                 1999
                                  -----------------     -----------------

Foreign currency translation
     adjustment                        $(1,418)              $(1,297)
Minimum pension liability
     adjustment                           (682)               (1,490)
                                       --------              --------
Accumulated other comprehensive
     income (loss)                     $(2,100)              $(2,787)
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


22. SWEETHEART CUP COMPANY INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the full and unconditional guarantor of the 10 1/2% Senior Subordinated Notes of Sweetheart Cup. No other entity or subsidiary of Sweetheart Holdings guarantees these notes. Sweetheart Holdings has no independent assets or operations other than Sweetheart Cup and its subsidiaries and there are no significant restrictions on the ability of Sweetheart Holdings to obtain funds from Sweetheart Cup and its subsidiaries.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                                  Page

Independent Auditors' Report                                        52


Schedule II - Valuation and Qualifying Accounts                     53

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


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 15, 2000

                                                                     SCHEDULE II


                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                                              Additions
                                                    -----------------------------
                                     Balance at      Charged to      Charged
                                    beginning of     costs and       to other                         Balance at
       Classifications                period         expenses (1)   accounts (2)    Deductions (3)   end of period
       ---------------             --------------   -------------- --------------  ---------------- ---------------
Allowance for Doubtful Accounts:
Fiscal 2000                           $ 1,905           $ 342         $  24            $ 199            $ 2,072
Fiscal 1999                             1,817             341            11              264              1,905
Fiscal 1998                             1,740             769            (4)             688              1,817



(1) Provision for doubtful accounts includes $20K as a result of the Sherwood Acquisition.
(2) Includes recoveries on accounts previously written-off, translation adjustments and reclassifications.
(3)      Accounts written-off.




                                     Balance at             Additions                            Balance at
                                    beginning of    Charged (credited)to costs     Deductions      end of
           Classifications            period               and expenses               (4)          period
           ---------------         --------------  ----------------------------   ------------  ------------
Inventory Allowances:
Fiscal 2000                           $ 8,574                $ 3,587                $  536        $ 11,625
Fiscal 1999                             6,243                  4,577                 2,246           8,574
Fiscal 1998                             8,272                   (669)                1,360           6,243



(4)     Inventory written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on October 19, 2001.

                                         SWEETHEART HOLDINGS INC.
                                         (Registrant)

                                         By: /s/  DENNIS MEHIEL
                                             ------------------
                                                  Dennis Mehiel
                                         Chief Executive Officer and Chairman of
                                         the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on October 19, 2001, by the following persons in the capacities indicated:

                    Signature                             Capacity


/s/  DENNIS MEHIEL                       Chief Executive Officer and Chairman
------------------                       of the Board
     Dennis Mehiel



/s/  THOMAS ULEAU                        President, Chief Operating Officer and
------------------                       Director
     Thomas Uleau



/s/  W. RICHARD BINGHAM                  Director
-----------------------
     W. Richard Bingham



/s/  THEODORE C. ROGERS                  Director
-----------------------
     Theodore C. Rogers



/s/  KIM A. MARVIN                       Director
------------------
     Kim A. Marvin



/s/  HANS H. HEINSEN                     Senior Vice  President  - Finance  and
--------------------                     Chief  Financial Officer (Principal
     Hans H. Heinsen                     Financial  Officer  and  Principal
                                         Accounting Officer)