Form 10-K
period 2001-09-30
SWEETHEART HOLDINGS INC \DE\
filed 2001-12-06
CIK 908141

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

                  For the fiscal year ended September 30, 2001
           |_|Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____

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

Securities of the Registrant registered pursuant to Section 12b of the Act: None Securities of the Registrant registered pursuant to Section 12g of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 6, 2001. Not Applicable. There is no market for the Common Stock of the Registrant.

        The number of shares outstanding of the Registrant's common stock as of December 6, 2001:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 10 1/2% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                                     PART I


Item 1.  BUSINESS


General

         Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup"), and collectively with its other subsidiaries, the ("Company"), is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 2001, the Company had net sales of approximately $981 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM), and Go Cup(R), for cups and plates, and Silent Service(R), Centerpiece(R), Basix(R), Guildware(R), and Simple Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling and lidding equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in its customers' plants. The Company also sells paper converting equipment used primarily in the manufacture of paper cups and food containers.

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock, from the then existing shareholders (the "SF Holdings Investment"). In connection therewith, the then existing shareholders continued to hold approximately 52% of the voting stock of the Company of which American Industrial Partners Capital Fund L.P. ("AIP") holds approximately 27%. In addition, on March 12, 1998, The Fonda Group, Inc. ("Fonda") became a wholly owned subsidiary of SF Holdings. The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc., a subsidiary of Sweetheart Cup. ("Lily").


Products

         The Company has historically sold its products to two principal customer groups, institutional foodservice and food packaging. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery and straws. The Company's institutional foodservice customer base focuses on two major customer groups, national accounts and distributors. Products are sold directly as well as through distributors to quick service restaurant chains, full service restaurants, convenience stores, hospitals, airlines, theaters, school systems and other institutional customers. Food packaging customers primarily purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that fill and seal the Company's containers in its customers' plants. The Company manufactures and markets its products in Canada and Mexico to national accounts and distributors. The Company also sells consumer foodservice products primarily through grocery stores, club stores and convenience stores.

         Institutional foodservice is the Company's largest customer group, accounting for approximately 78.5% of net sales during Fiscal 2001. Management believes the Company is one of the largest manufacturers of disposable foodservice products in North America.

         Paper, foam and plastic cups, lids and straws represent the largest part of the Company's United States disposable foodservice operations. The largest single product type within this category is cups, which are offered in various sizes (ranging from 3 to 64 ounces) for both hot and cold beverages. Brand names of the Company's principal beverage service products include:
Sweetheart(R), Lily(R), Trophy(R), Preference(TM), Jazz(R), Gallery(R), Clarity(R), Lumina(R), ClearLight(R), and Go Cups(TM).

         The Company offers a variety of other foodservice products which includes paper, foam, and plastic plates and bowls, portion cups and cutlery. These products are sold to a broad array of commercial and on-site foodservice operators.

         The Company also offers carry-out service products consisting of paper and plastic tubs, containers, lids, and hinged foam containers. The Company believes it is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America. Munchie Cup(R), Flexstyle(R), Highlights(R), Maximizers(TM), and Scoop Cup are some of the Company's carry-out service brands.

         Other products include the Company's Flex-E-Form(TM) straight-wall paper manufacturing technology which is a process used to package food products and Flex-Guard(TM), a paper spiral wound tamper-evident lid. In addition, the Company provides foodservice customers with retail packages sold through retailers under various Sweetheart and private label brands.

         To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at customers' plants. The Company's filling and lidding equipment is leased to customers under the trade names Auto-Pak, Flex-E-Fill(R) and FoodPac(R). Types of products packaged in the Company's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts. The Company also designs and manufactures cup-making equipment. This equipment is manufactured in the Company's machine shop and assembly plants located in Owings Mills, Maryland and Kensington, Connecticut.


Operations

         As part of the Company's ongoing cost reduction and profit improvement initiatives, the Company began a program to rationalize, consolidate and improve its manufacturing facilities. The Company believes the consolidation program will improve the efficiency of its manufacturing sites without any adverse impact on customer service levels.


Marketing and Sales

         The Company's institutional and consumer foodservice products are primarily sold to national accounts and through distributors to other end-users. Food packaging customers include national and regional dairies and food companies. Consumer products are sold to grocery, convenience and club stores.

         The Company focuses its marketing efforts on both the distributor and the end-user customer. The Company tailors programs, consisting of products, price, promotional and merchandising materials, training and sales/marketing coverage to effectively meet the specific needs of target customers and markets. The Company sells these programs through both a direct sales organization and brokers. The Company supports this process through the development of innovative new products, materials, and processes, while leveraging its strong brand recognition and national network of manufacturing and distribution centers.


Production

         The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week at 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week at 24 hours per day. Due to the seasonality of customer demand, production is generally greater during late spring and summer than during fall and winter. See "Item 2. Properties".

Raw Materials and Suppliers

         Raw materials are a critical component of the Company's cost structure. Principal raw materials for the Company's paper operations include solid bleached sulfate paperboard obtained directly from major North American manufacturers, along with wax, adhesives, coating and inks. Paperboard is purchased in "jumbo" rolls and then printed and converted into smaller rolls or blanks for processing into final products. The principal raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high and low density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. Resin is processed and formed into cups, cutlery, meal service products, straws, lids and containers. In addition, the Company manufactures foam products by melting polystyrene plastic and adding a blowing agent that is then passed through a die and extruded into sheets of plastic foam material. The foam is then formed into cups, bowls and plates.

         The Company purchases a substantial portion of its requirements for paperboard and resin from several suppliers. The Company has a number of potential suppliers for substantially all of its raw materials and believes that current sources of supply for its raw materials are adequate to meet its requirements.


Competition

         All of the markets in which the Company sells its products are extremely competitive. Because of the low barriers to entry for new competitors, the level of competition has been and may continue to be intense as new entrants attempt to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers, some of whom have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented and includes competitors who compete across the full line of the Company's products, as well as those who compete against a limited number of the Company's products. A few of the Company's competitors are also vertically integrated into the production of paper or plastic raw materials and have greater access to financial and other resources. The Company's primary competitors in its institutional and consumer foodservice customer base include:
Dixie Foodservice Corp. (a division of the Georgia Pacific Corp.), Solo Cup Co., International Paper Food Service Business (a division of International Paper
Co.), Dart Container Corporation, and Pactiv Corporation. Major competitors in its food packaging customer base include: Hutamaki, Inc., Landis Plastics Inc., Norse Dairy Systems Inc., and Berry Plastics, Inc.


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2001, sales to the Company's customers in Canada and Mexico constituted approximately 7.5% and 0.6% of its net sales, respectively. During Fiscal 2001, net sales to the Company's five largest customers represented approximately 32.8% of its total net sales. Of these five customers, only one customer represents more than 10% of net sales, Perseco NA Inc., which accounted for 12.1% of net sales. The Company has no written contract with this customer. Sales are made to Perseco pursuant to a purchase order, the terms of which are dependent on market conditions The loss of one or more large national customers could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts which have been developed over many years.

         The Company sells to a diversified customer base consisting of primarily of (i) major food service distributors such as Sysco Corporation and Alliant Foodservice Inc., (ii) quick service chains, such as McDonald's Corporation and Burger King Corporation, and convenience stores, such as 7 Eleven, Inc., (iii) national catering services, such as ARAMARK Corporation and Sodexho Marriott Services. Our food packaging containers and lids are sold to national and regional dairy and food companies such as Ben & Jerry's Homemade, Inc., Blue Bell Creameries, L.P., Suiza foods Corporation and Prairie Farms Dairy, Inc.

Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  foreign  and  local  environmental  and
occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharge of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no material pending investigations at the Company's plants and sites relating to environmental matters. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material. The Company spent less than $200,000 for environmental compliance in Fiscal 2001 and anticipates spending less than $200,000 for environmental compliance in Fiscal 2002.

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

         Certain of the Company's facilities are located in states that have regulations governing emissions of nitrogen oxide. While the Company believes that these regulations do not apply to its operations, the Company will continue to monitor its operations for compliance.

         On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 the Company responded to such inquiry. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcomes will have a material adverse effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company.


Technology and Research

         The Company maintains a facility for the development of new products and product line extensions in Owings Mills, Maryland and a facility for machinery design & building in Kensington,

Connecticut. The Company maintains a staff of engineers and technicians who are responsible for product quality, process control, improvement of existing products, development of new products, equipment, and processes and technical assistance in adhering to environmental rules and regulations. The Company continually reviews concepts and ideas to expand its proprietary manufacturing technology, further automate its manufacturing operations and develop improved manufacturing processes, equipment, and products. During Fiscal 2001, the Company initiated a program to automate certain of its manufacturing operations which the Company expects to be completed in Fiscal 2002. These initiatives include the implementation of a robotic transfer and sorting system for finished goods; automatic packaging; information systems upgrades; and enhancements to printing processes. The Company believes that these initiatives will further streamline its manufacturing operations. Also, the Company initiated new products and new production capabilities which will enable its plastics operations to address existing and emerging market opportunities.


Employees

         At September 30, 2001, the Company employed 6,370 persons, of whom 5,265 persons were hourly employees. Approximately 92.1% of the employees are located at facilities in the United States. The Company currently has collective bargaining agreements in effect at its facilities in Springfield, Missouri; Augusta, Georgia; Kensington, Connecticut; Toronto, Canada and Cuautitlan, Mexico. The collective bargaining agreements cover all production, maintenance and distribution hourly-paid employees at each respective facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority and union rights. As of September 30, 2001, approximately 25.5% of the Company's hourly employees were covered by these collective bargaining agreements. The current expiration dates of the Springfield, Augusta, Kensington, Toronto and Cuautitlan collective bargaining agreements are February 24, 2004, October 31, 2002, September 30, 2004, November 30, 2003 and December 31, 2001, respectively. The Company considers its relationship with its employees to be good.


Item 2.  PROPERTIES

         The Company has manufacturing and distribution facilities located throughout the United States, Canada and Mexico. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                         Size
                                                      Type of       (Approximate     Owned/
                   Location                         Facility (1)     square feet)    Leased    Lease Expiration
                   --------                        --------------  ---------------  --------  ------------------

Augusta, Georgia (2 facilities).............           M/W              339,000        O
                                                       W                202,500        L       March 31,2023

Chicago, Illinois (2 facilities)............           M/W              902,000        O
                                                       W                735,500        L       February 28, 2003

Conyers, Georgia (2 facilities).............           M/W              350,000        O
                                                       W                555,000        O

Cuautitlan, Mexico (3 facilities)...........           M                 24,200        L       September 3, 2009
                                                       W                 25,800        L       September 3, 2009
                                                       W                 28,800        L       April 1, 2010

Dallas, Texas ..............................           M/W            1,304,000        O

Hampstead, Maryland.........................           W              1,034,000        L       May 30, 2020

Kensington, Connecticut (4 facilities)......           M/W               96,000        L(2)    May 15, 2010
                                                       M/W              112,000        L(2)    May 15, 2010
                                                       W                 30,000        L(2)    May 15, 2010
                                                       W                 34,100        L(2)    June   1, 2002

Lafayette, Georgia..........................           M/W              147,000        L(3)    April 30, 2003

Manchester, New Hampshire...................           M/W              160,000        O(4)

North Andover, Massachusetts................           M/W              248,500        L       October 31, 2020

North Las Vegas, Nevada (2 facilities)......           M/W               99,100        L       August 31, 2010
                                                                         96,000        L       August 31, 2010

Ontario, California.........................           W                396,000        L       May 1, 2014

Owings Mills, Maryland (2 facilities).......           M/W            1,533,000        O
                                                       M/W              267,000        O

Scarborough, Ontario, Canada ...............           M/W              400,000        O
                                                       W                125,000        L       March 31, 2003

Somerville, Massachusetts...................           M/W              193,000        O(5)

Springfield, Missouri (2 facilities)........           M/W              925,000        O
                                                       W                415,000        L       March 25, 2003

(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility.
(2)  Subject to a purchase option which expires May 15, 2005.
(3)  Subject to a purchase option which expires April 30, 2002.
(4) On September 25, 2001, the Company entered into a purchase and sale agreement pursuant to which it has agreed to sell this facility. The Company expects to consummate this sale by the end of December 2001.
(5) On February 20, 2001, the Company's Board of Directors approved plans for the closure and sale of the Somerville, Massachusetts facility. The Company has reclassified this facility to assets held for sale.


Item 3.  LEGAL PROCEEDINGS

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by December 31, 2001. As of September 30, 2001, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.4 million, which amount has been fully reserved by the Company.

         Counsel for the Liquidating Trustee of Ace Baking Company Limited Partnership, debtor in possession, has advised the Company that the Trustee intends to pursue a claim, pursuant to the Uniform Fraudulent Transfer Act, against the Company, in connection with the sale by the Company of its bakery business to Ace Baking Company in November 1997. The Company believes that the claim is without merit and the Company intends to vigorously defend any action taken by the Trustee. In addition, the Company has no reason to believe that the final outcome of this matter will have a material adverse effect on its financial condition or results of operation. However, the Company cannot give any assurances as to the ultimate effect on the Company, if any, given the early stage of this matter.

          The Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate and believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.


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

         As of December 6, 2001, there were eleven holders of Sweetheart Holdings' Class A Common Stock and one holder of Sweetheart Holdings' Class B Common Stock.


Item 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         Set forth below are selected historical consolidated financial data of the Company at the dates and for the fiscal years shown. The selected historical consolidated financial data at September 30, 2001 and September 24, 2000 and for Fiscal 2001, 2000 and 1999 is derived from historical consolidated financial statements of the Company and subsidiaries for such periods that have been audited by Deloitte & Touche LLP, independent auditors and are included elsewhere herein. The selected historical consolidated financial data at September 26, 1999, September 27, 1998 and September 30, 1997 and for Fiscal 1998 and 1997 is derived from the audited historical consolidated financial statements of the Company and subsidiaries for such periods.

         During  Fiscal  2000 and Fiscal  1997,  the  Company  accelerated  $0.5 million and $1.6 million, respectively, of amortization for unamortized debt issuance costs related to the early retirement of debt. These charges are shown as an extraordinary loss (net of $0.2 million and $0.6 million of income taxes, respectively) in the Consolidated Statements of Operations and Other Comprehensive Income (Loss). During Fiscal 1998, the Company recorded a $1.5 million expense as a cumulative effect of change in accounting principle (net of $1.0 million of income taxes) relating to the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                                                           Fiscal
                                                -----------------------------------------------------------
(In thousands)                                     2001         2000       1999         1998       1997
                                                ----------- ----------- ----------- ----------- -----------
Operating Data:
Net sales                                        $ 981,348   $ 952,728   $ 863,781   $ 843,502   $ 886,017
Cost of sales                                      879,905     833,959     763,750     787,706     822,818
                                                 ----------  ----------  ----------  ----------  ----------
  Gross profit                                     101,443     118,769     100,031      55,796      63,199
Selling, general and administrative expenses        65,943      64,852      67,406      68,818      66,792
Restructuring charge (credit)                            -         503        (512)        897       9,680
Asset impairment expense                             2,244           -           -       5,000      24,550
Other (income) expense, net                         (9,167)     (4,688)     (1,180)     12,400         (73)
                                                 ----------  ----------  ----------  ----------  ----------
  Operating income (loss)                           42,423      58,102      34,317     (31,319)    (37,750)
Interest expense, net                               23,519      36,825      41,671      42,955      40,265
                                                 ----------  ----------  ----------  ----------  ----------
  Income (loss) before taxes, minority
    interest, cumulative effect of change in
    accounting principle and extraordinary loss     18,904      21,277      (7,354)    (74,274)    (78,015)
Income tax expense (benefit)                         7,561       8,492      (2,941)    (29,711)    (31,206)
Minority interest in subsidiary                         68           -           -           -           -
Cumulative effect of change in accounting
  principle                                              -           -           -       1,511           -
Extraordinary loss, net                                  -         313           -          -          940
                                                 ----------  ----------  ----------  ----------  ----------
  Net income (loss)                              $  11,275   $  12,472   $  (4,413)  $ (46,074)  $ (47,749)
                                                 ==========  ==========  ==========  ==========  ==========
Balance Sheet Data (at end of year):
  Property, plant and equipment, net             $ 206,640   $ 205,787   $ 322,967   $ 355,224   $ 382,491
  Total assets                                     604,062     582,833     634,640     665,626     715,589
  Long-term debt *                                 242,176     210,269     118,446     422,438     430,499
  Shareholders' equity                              36,333      30,413      18,274      18,983      70,670

* - See Note 11 of the Notes to Consolidated Financial Statements.


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


General

         On March 12, 1998, SF Holdings purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders. The then existing shareholders continue to hold 52% of the voting stock of the Company of which AIP holds approximately 27%. The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily. In addition, on March 12, 1998, Fonda became a wholly owned subsidiary of SF Holdings and in conjunction with the SF Holdings Investment AIP assigned substantially all of the Management Services Agreement, as amended, to SF Holdings which assigned substantially all of its interest to Fonda. See "Item
13. Management Services Agreement with SF Holdings."

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


Fiscal 2001 Compared to Fiscal 2000

         Net sales increased $28.6 million, or 3.0%, to $981.3 million in Fiscal 2001 compared to $952.7 million in Fiscal 2000 reflecting a 0.5% increase in sales volume and a 2.5% increase in average realized sales price. Realized selling prices increased as a result of a shift in product mix. Sales volume increased as a result of the incremental sales obtained from the Company's acquisition of an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup") in April 2001. Net sales to Canadian customers increased $4.6 million, or 6.7%, primarily due to increased sales volume of existing products to national accounts, while prices remained flat.

         Gross profit decreased $17.4 million, or 14.6%, to $101.4 million in Fiscal 2001 compared to $118.8 million in Fiscal 2000. As a percentage of net sales, gross profit decreased to 10.3% in Fiscal 2001 from 12.5% in Fiscal 2000. The decrease in gross profit is primarily attributable to the effects of the Sale-Leaseback Transaction whereby, in Fiscal 2000, the Company sold certain of its production equipment and is leasing back this equipment under an operating lease. Consequently, cost of sales increased due to higher rent expense which has been partially offset by lower depreciation expense. Specifically, rent expense increased by $12.0 million net of a reduction in depreciation. Additionally, gross profit declined due to an increase in energy costs of $4.4 million and transportation costs of $4.9 million.

         Selling, general and administrative expense increased $1.0 million, or 1.5%, to $65.9 million in Fiscal 2001 compared to $64.9 million in Fiscal 2000. However, as a percentage of net sales, selling, general and administrative expense decreased to 6.7% in Fiscal 2001 from 6.8% in Fiscal 2000. This increase resulted from an increase in wages of $2.5 million, an increase in brokerage fees of $0.8 million and $0.7 million of on going operational expenses as a result of the Fiscal 2001 Global Cup acquisition. These increases were partially offset by a $2.3 million reduction in bad debt expense and a reduction in legal fees of $0.7 million.

         Asset impairment expense was $2.2 million in Fiscal 2001 as a result of the Company's evaluation of the usefulness of certain equipment in connection with the proposed consolidation of the Manchester, New Hampshire and Springfield, Missouri facilities with other existing facilities.

         Other (income) expense, net was $9.2 million of income in Fiscal 2001 compared to $4.7 million of income in Fiscal 2000. In Fiscal 2001, the Company recognized $10.3 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction. This gain was partially offset by $1.6 million in expenses related to the relocation of the Somerville, Massachusetts facility to North Andover, Massachusetts.

         Operating income decreased $15.7 million, or 27.0% to $42.4 million in Fiscal 2001 compared to $58.1 million in Fiscal 2000 due to the reasons described above.

         Interest expense, net decreased $13.3 million, or 36.1%, to $23.5 million in Fiscal 2001 compared to $36.8 million in Fiscal 2000. This decrease is attributed to lower interest rates on higher outstanding revolving credit balances and the June 2000 redemption of the Senior Secured Notes.

         Income tax expense (benefit) decreased $0.9 million to an expense of $7.6 million in Fiscal 2001 compared to an expense of $8.5 million in Fiscal 2000 as a result of lower pre-tax earnings. The effective rate for Fiscal 2001 and 2000 was 40%.

         Minority interest was $0.1 million in Fiscal 2001 resulting from the acquisition of Global Cup.

         Net income decreased $1.2 million, or 9.6%, to $11.3 million income in Fiscal 2001 compared to $12.5 million income in Fiscal 2000 due to the reasons described above.


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

         Selling, general and administrative expense decreased $2.5 million, or 3.7%, to $64.9 million in Fiscal 2000 compared to $67.4 million in Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 6.8% in Fiscal 2000 from 7.8% in Fiscal 1999. This decrease is due primarily to lower spending in the areas of legal and outside consulting services and is partially offset by an increase in executive compensation resulting from improved operating results.

         Restructuring charge (credit) increased to a charge of $0.5 million in Fiscal 2000 compared to a credit of $0.5 million in Fiscal 1999. During the quarter ended March 2000, the Company established a restructuring reserve in conjunction with the planned elimination of the Company's centralized machine shop, primarily for severance and related costs in connection with workforce reductions. See Note 19 of the Notes to Consolidated Financial Statements.

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

         Income tax expense (benefit) increased $11.4 million to an expense of $8.5 million in Fiscal 2000 compared to a benefit of $2.9 million in Fiscal 1999 as a result of increased pre-tax earnings. The effective rate for Fiscal 2000 and 1999 was 40%.

         Extraordinary loss on debt extinguishment was $0.3 million net of the income tax benefit in Fiscal 2000 resulting from the redemption of the Senior Secured Notes.

         Net income (loss) increased $16.9 million, or 384.1%, to $12.5 million income in Fiscal 2000 compared to $4.4 million loss in Fiscal 1999 due to the reasons described above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal 2001, the Company funded its capital expenditures from the combination of cash generated from operations and the sale of assets. The Company expects to continue this method of funding for its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities in Fiscal 2001 was $1.8 million compared to net cash used in operating activities of $4.2 million in Fiscal 2000. The increase in operating cash flow in Fiscal 2001 is primarily a result of the Company's improved management of its receivables and inventory levels. Significant factors in the use of operating cash flow in Fiscal 2000 were increased receivables and inventory levels.

         Net cash used in investing activities in Fiscal 2001 was $38.7 million compared to net cash provided by investing activities of $185.0 million in Fiscal 2000. This decrease is due primarily to the receipt of proceeds from the Sale-Leaseback Transaction on June 15, 2000 whereby Sweetheart Cup and the Company sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. The decrease is partially offset by the acquisition of Sherwood Industries Inc. for $16.8 million of which $12.1 million was paid in cash.

         Net cash provided by financing activities in Fiscal 2001 was $43.1 million compared to net cash used in financing activities of $180.3 million in Fiscal 2000. This decrease is primarily due to the redemption of the $190.0 million principal amount of the Senior Secured Notes in Fiscal 2000. The net proceeds generated from the Sale-Leaseback Transaction were used in part to redeem these notes, repay debt in connection with the acquisition of Sherwood and repay a portion of the outstanding balance under the U.S. Credit Facility.

         Working capital increased $30.7 million to $160.8 million at September 30, 2001 from $130.1 million at September 24, 2000. This increase resulted from current assets increasing $18.6 million and the current liabilities decreasing $12.1 million. These changes resulted primarily from reduced payroll expenses and the settlement of the Aldridge litigation liability.

         Capital expenditures for Fiscal 2001 were $26.5 million compared to $23.5 million in Fiscal 2000. Capital expenditures in Fiscal 2001 included $7.4 million for new production equipment, $14.4 million for facility improvements and $0.8 million for management information systems, with the remaining consisting primarily of routine capital improvements. Funding for the Fiscal 2001 capital expenditures was primarily provided by cash generated from operations and the sale of assets. During Fiscal 2002, the Company intends to continue to rely on this combination of funding.

         On April 5, 2001, the Company purchased an 80% interest in Global Cup. Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. The Company assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash, subject to a post-closing working capital adjustment. The Global Cup acquisition has resulted in goodwill of $3.9 million. As a result of the potential post closing working capital adjustment, the final calculation of which the Company expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

         On May 15, 2000, Sweetheart Cup acquired Sherwood, a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $16.8 million of which $12.1 million was paid in cash. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood non-interest bearing promissory notes due May 2005 for $4.7 million and a present value of $2.7 million (assuming an interest rate of 10.85% per annum). Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood Acquisition resulted in recognition of goodwill of $10.7 million.

         The Company has a revolving credit facility as amended (the "U.S. Credit Facility") that, subject to borrowing base limitations, allows for a maximum revolving credit borrowing of $145 million through June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or
(ii) a bank's base rate plus 0.50%, plus certain other fees. In Fiscal 2001, the weighted average annual interest rate for the U.S. Credit Facility was 7.58%. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 30, 2001, $31.6 million was available under the revolving credit facility and the term loan balance was $12.9 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 30, 2001, LIBOR was 2.64% and the bank's base rate was 6.00%.

         On June 19, 2001, the Company's Canadian subsidiary refinanced its credit agreement (the "Canadian Credit Facility") which provides for a term loan facility of Cdn $15 million (approximately US $9.5 million) and a revolving credit facility of up to Cdn $15 million (approximately US $9.5 million). The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of September 30, 2001, Cdn $1.0 million (approximately US $0.6 million) was available under the revolving facility and the term loan balance was Cdn $14.5 million (approximately US $9.2 million) under the Canadian Credit Facility.

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

         Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sales lease-back transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the Company's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         The Company is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease. The taxable gain in the amount of $147.8 million has allowed the Company to utilize a substantial portion of its net operating loss carry-forward. See "--Net Operating Loss Carryforwards".

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to $110 million of Senior Subordinated Notes. The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2003. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all borrowings under the U.S. Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited. The Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         The instruments governing the indebtedness of the Company contain customary covenants and events of default, including without limitation, restrictions on, subject to defined exceptions, the payment of dividends, the incurrence of additional indebtedness, investment activities and transactions with affiliates.

         The Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate and believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

         Management believes that cash generated by operations, amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, planned capital expenditures, payments in conjunction with the Company's lease commitments and debt service requirements in the next twelve months.

         The Company is contemplating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities of the Company or its subsidiaries, joint venture transactions, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. The Company carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.


Net Operating Loss Carryforwards

         As of September 30, 2001, the Company had approximately $28 million of net operating loss ("NOL") carryforwards for federal income tax purposes, which expire in 2018. Although the Company expects that sufficient taxable income will be generated in the future to realize these NOLs, there can be no assurance that future taxable income will be generated to utilize such NOLs.


Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144 Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The Company adopted SFAS No. 133 effective September 25, 2000. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

          The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our variable rate debt. All borrowing under the US Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of September 30, 2001, the outstanding indebtedness under the US Credit Facility was $126.2 million and the Canadian Credit Facility was $16.6 million in US dollars. Based upon these amounts, the annual net income would change by approximately $0.9 million for each one percentage point change in the interest rates applicable to our variable debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Schedule attached hereto and listed in
Item 14 (a)(1) and (a)(2) hereof.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               NONE

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of Sweetheart Holdings and Sweetheart Cup as of December 6, 2001. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

      Name                        Age                                     Position
------------------                ---         ----------------------------------------------------------------
Dennis Mehiel                     59          Chairman and Chief Executive Officer of Sweetheart  Holdings
                                              and Sweetheart Cup

Thomas Uleau                      57          Executive  Vice  President and Director of  Sweetheart  Holdings
                                              and Sweetheart Cup

W. Richard Bingham                65          Director of Sweetheart Holdings and Sweetheart Cup

Kim A. Marvin                     40          Director of Sweetheart Holdings and Sweetheart Cup

Theodore C. Rogers                67          Director of Sweetheart Holdings and Sweetheart Cup

Michael Hastings                  54          President of Sweetheart Holdings and Sweetheart Cup

Hans H. Heinsen                   48          Senior Vice President - Finance and Chief  Financial  Officer of
                                              Sweetheart Holdings and Sweetheart Cup

Thomas Pasqualini                 44          Senior  Vice   President  -   Manufacturing   and  Logistics  of
                                              Sweetheart Holdings and Sweetheart Cup

Harvey L. Friedman                59          Senior Vice President,  General Counsel and Corporate  Secretary
                                              of Sweetheart Holdings and Sweetheart Cup

Charles E. Busse                  63          Vice   President  -  Research  and   Engineering  of  Sweetheart
                                              Holdings and Sweetheart Cup

Daniel M Carson                   54          Vice  President - Chief  Administrative  Officer for  Sweetheart
                                              Holdings and Sweetheart Cup

William H. Haas                   60          Vice  President - Sales of  Sweetheart  Holdings and  Sweetheart
                                              Cup

Mark B. Kirkwood                  42          Vice  President - Sales and  Marketing for  Sweetheart  Holdings
                                              and Sweetheart Cup

Rick Schneider                    52          Vice  President  -  Manufacturing  of  Sweetheart  Holdings  and
                                              Sweetheart Cup

         Mr. Mehiel has been Chairman of the Board and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel is also Chairman and Chief Executive Officer of SF Holdings and its subsidiaries, Fonda and Creative Expressions Group ("CEG"). Since July 2000, he has been a director of Box USA Holdings, Inc. ("Box USA"), formerly Four M Corporation ("Four M"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, which he co-founded. From 1966 until July 2000, he was Chairman of Four M, and since 1977 (except during a leave of absence from April 1994 through July 1995) he was the Chief Executive Officer of Four M. Mr. Mehiel is also currently Chief Executive Officer and director of Mannkraft Corporation (formerly, Box USA of New Jersey), a manufacturer of corrugated containers.

         Mr. Uleau has been Executive Vice President and a Director of Sweetheart Holdings and Sweetheart Cup since March 1, 2001 and prior thereto was President, Chief Operating Officer and a director since March 1998. Mr. Uleau also has been Vice Chairman and Senior Vice President of SF Holdings since March 1, 2001 and prior thereto was President, Chief Operating Officer and a Director of SF Holdings. He has been Executive Vice President of Fonda since March 1998 and has been a director of Fonda since 1988. He has also served in a variety of executive officer positions at Fonda since 1989. He has been Executive Vice President of CEG since 1996. He is also currently a director of CEG. He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and as its Chief Operating Officer in 1994.

         Mr. Bingham has been a Director of Sweetheart Holdings and Sweetheart Cup since August 1993. He co-founded American Industrial Partners Management Company, Inc. ("AIPM"), a firm which manages a private equity firm that invests in private and public companies, and has been a director and officer of the firm since 1989. He is also a general partner of AIP. Mr. Bingham also has served as a director of SF Holdings since March, 1998. Prior to joining AIPM, Mr. Bingham was director of the Corporate Finance Department, a member of the Board and director of Mergers & Acquisitions at Lehman Brothers Kuhn Loeb Inc. Mr. Bingham is also currently a director of Bucyrus International, Great Lakes Carbon Corporation, RBX Group, Inc., Standadyne Automotive Corporation and Deerfield Associates.

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

         Mr. Hastings has been President of Sweetheart Holdings and Sweetheart Cup since March 1, 2001 and prior thereto was Senior Vice President - Sales and Marketing for Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Hastings was also Senior Vice President of Fonda. Prior to joining the Company, Mr. Hastings served as President of the Fonda Division of Fonda, which he joined in May 1995. From December 1990 to April 1995, Mr. Hastings served as Vice President of Sales and Marketing and as a director of Anchor Packaging Company, a manufacturer of institutional films and thermoformed plastic packaging. Prior to joining Anchor Packaging Company, Mr. Hastings was employed for over 25 years in a variety of positions in the paper and plastic industries, including sales, marketing and plant operations management at Scott Paper Company and Thompson Industries.

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

         Mr. Friedman has served as Senior Vice President, General Counsel and Secretary of Sweetheart Holdings and Sweetheart Cup since March 1, 2001. He has served as General Counsel and Secretary of SF Holdings since February 1998, and as Secretary and General Counsel of Fonda since May 1996. He was also a Director of Fonda from 1985 to January 1997. Mr. Friedman is also Secretary and General Counsel of CEG and Mannkraft Corporation, (formerly, Box USA of New Jersey) and is a director of CEG and Box USA (formerly Four M). He was formerly a partner of Kramer Levin Naftalis & Frankel LLP, a New York city law firm.

         Mr. Busse has served as Vice President - Research and Engineering of Sweetheart Holdings and Sweetheart Cup and their predecessors since 1983. Mr. Busse has held several other positions with the Company and its predecessors since 1963.

         Mr. Carson has served as Vice President - Chief Administrative Officer for Sweetheart Holdings and Sweetheart Cup since March 1, 2001. Mr. Carson served as Vice President - General Counsel and Corporate Secretary of Sweetheart Holdings from October 1993 until March 1, 2001 and served as Vice President - General Counsel and Corporate Secretary of Sweetheart Cup from February 1993 until March 1, 2001. He served as Assistant General Counsel and Director of U.S. Legal Affairs of Avon Products, Inc., a consumer products company, from September 1991 to February 1993 and was Of Counsel to Bell, Boyd & Lloyd
(Chicago, Illinois) from June 1991 to August 1991. From May 1981 until June 1991, Mr. Carson was Associate General Counsel for Continental Can Company, Inc., a packaging and paper products company.

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

         Mr. Kirkwood has served as Vice President - Sales and Marketing for Sweetheart Holdings and Sweetheart Cup since March 2001. Mr. Kirkwood served as Vice President & General Manager of Sweetheart Packaging since November 1998, Vice President - Sales of Sweetheart Packaging since April 1997, as well as several other sales positions with the Company since 1992. From January 1989 to May 1992, Mr. Kirkwood served as President of Grid Corporation, a marketing and sales consulting company. Prior to joining Grid Corporation, Mr. Kirkwood held a variety of marketing and strategic planning management positions with Continental Can Company, Inc. at its Continental White Cap Inc. Division.

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


Item 11. EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation, for Fiscal Years 2001, 2000, and 1999, of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings and Sweetheart Cup (collectively, the "named executive officers"). The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or
(ii) $50,000. Thus, such amounts are not reflected in the following table.

                           Summary Compensation Table


                                                            Annual Compensation
----------------------------------------- -------------------------------------------------- ------------------
                                                                                                  All Other
           Name and Principal                                    Salary           Bonus         Compensation
                Position                       Fiscal             ($)            ($) (1)             ($)
----------------------------------------- ----------------- ---------------- --------------- ------------------
Dennis Mehiel
   Chairman and Chief Executive  Officer        2001             560,576          140,000          412,540  (2)
   of     Sweetheart     Holdings    and        2000             771,280          400,000            1,507  (3)
   Sweetheart Cup                               1999             349,650          340,000            1,743  (4)

Thomas Uleau
   Executive    Vice    President    and        2001             383,173           86,411           12,724  (5)
   Director of  Sweetheart  Holdings and        2000             370,129          500,000           18,201  (6)
   Sweetheart Cup                               1999             298,654          445,000           78,037  (7)

Harvey L. Friedman
   Senior   Vice   President,    General        2001             151,050           35,000                -
   Counsel and  Corporate  Secretary  of        2000              58,900          100,000                -
   Sweetheart  Holdings  and  Sweetheart        1999                   -                -                -
   Cup

Hans H. Heinsen
   Senior  Vice  President - Finance and        2001             145,288          106,411                -
   Chief     Financial     Officer    of        2000             140,962          235,000                -
   Sweetheart  Holdings  and  Sweetheart        1999             125,000          217,000                -
   Cup

Michael Hastings
   President of Sweetheart  Holdings and        2001             191,602          100,000           11,232  (8)
   Sweetheart Cup                               2000             170,512          235,000           23,182  (9)
                                                1999             124,231          255,000           49,722  (10)


(1)  Amounts shown were paid based upon the Company's performance.
(2) Reflects $2,580 of life insurance premiums paid by the Company and $409,960 for personal expenses paid by the Company.

(3)  Reflects $1,507 of life insurance premiums paid by the Company.
(4)  Reflects $1,743 of life insurance premiums paid by the Company.
(5) Reflects $5,724 of life insurance premiums paid by the Company and $7,000 contributed under the 401(K) Plan.
(6) Reflects $5,282 paid for relocation expenses, $7,625 contributed under the 401(k) Plan, and $5,294 of life insurance premiums paid by the Company.
(7) Reflects $67,604 paid for relocation expenses, $4,375 contributed under the 401(k) Plan, $5,965 of life insurance premiums paid by the Company and $93 of long-term disability insurance premiums paid by the Company.
(8) Reflects $2,032 of life insurance premiums paid by the Company, $7,000 contributed under the 401(k) Plan, and $2,200 paid for car allowances.
(9) Reflects $14,119 paid for relocation expenses, $7,500 contributed under the 401(k) Plan, $1,563 of life insurance premiums paid by the Company.
(10) Reflects $41,414 paid for relocation expenses, $6,000 contributed under the 401(k) Plan, $2,255 of life insurance premiums paid by the Company and $53 of long-term disability premiums paid by the Company.


SF Holdings Stock Option Plan

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holding's common stock at the date of the grant. During the vesting period, these discounts of $0.2 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holding's stock options was $0.1 million for Fiscal 2001.


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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Sweetheart Holdings common stock as of December 6, 2001, by holders having beneficial ownership of more than five percent of Sweetheart Holdings common stock, by each of the directors of Sweetheart Holdings, by each of the named executive officers and by all directors and executive officers of Sweetheart Holdings as a group. All of the outstanding common stock of Sweetheart Cup is owned by Sweetheart Holdings.

                                                          Class A Common Stock      Class B Common Stock
                                                        -----------------------    -----------------------
                                                          Number of    Percent      Number of     Percent
Name of Beneficial Owner                                   Shares      of Class      Shares      of Class
------------------------
                                                        ------------  ---------    -----------  ----------
American Industrial Partners Capital Fund, L.P.            280,189       26.8%              -           -
         One Maritime Plaza
         Suite 2525
         San Francisco, CA 94111

Kane & Co.,  as nominee  for First  Plaza  Group
Trust (1) ..........................................       182,000        17.4              -           -
         c/o Chase Manhattan Bank
         4 New York Plaza - 11th floor
         New York, NY 10004

Leeway & Co., as nominee for the Long Term Investment
Trust (2)...........................................        30,197         2.9              -           -
         c/o State Street Bank & Trust Co.
         Master Trust Division - W6C
         1 Enterprise Drive
         North Quincy, MA 02171

Ell & Co., as nominee for the Lucent Technologies
Inc. Master Pension
Trust (3)...........................................        47,803         4.6              -           -
         c/o The Northern Trust Company
         40 Broad Street
         8th Floor
         New York, NY 10004

SF Holdings Group, Inc..............................       505,200        48.3      4,393,200      100.0%
              373 Park Avenue South
              New York, NY  10016

W. Richard Bingham(4)...............................       280,189        26.8              -           -
Theodore C. Rogers(4)...............................       280,189        26.8              -           -
Dennis Mehiel(5)....................................       362,734        34.7      3,154,318        71.8
Directors and named  executive  officers as a
group (7 persons) (6)...............................       660,606        63.1      3,308,080        75.3

(1) Chase Manhattan Bank, acts as the trustee (the "Trustee") for First Plaza Group Trust ("First Plaza"), a trust under and for the benefit of certain employee benefit plans of General Motors Corporation ("GM") and its subsidiaries. These shares may be deemed to be owned beneficially by

     General Motors Investment Management Corporation ("GMIMCo"), a wholly-owned subsidiary of GM GMIMCo's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of GM and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of GM and associated entities. GMIMCo is serving as First Plaza's investment manager with respect to these shares and in that capacity it has the sole power to direct the Trustee as to the voting and disposition of these shares. Because of the Trustee's limited role, beneficial ownership of the shares by the Trustee is disclaimed.
(2) State Street Bank & Trust Co. acts as trustee for a trust under and for the benefit of certain employee benefit plans of American Telephone & Telegraph Co. ("AT&T") and its subsidiaries. These shares may be deemed to be owned beneficially by the Long Term Investment Trust.
(3) The Northern Trust Company acts as trustee for a trust under and for the benefit of certain employee benefit plans of Lucent Technologies Inc. These shares may deemed to be owned beneficially by the Lucent Technologies Inc. Master Pension Trust.
(4) All of such shares are held of record by AIP. Messrs. Bingham and Rogers are general partners of AIP and share investment and voting power with respect to the securities owned by AIP. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, CA 94111 and the business address of Mr.Rogers is 551 Fifth Avenue, Suite 3800, New York, NY 10176.
(5) All of such shares are held by SF Holdings of which 502,080 are held directly and 3,120 are held indirectly through Fonda, which is wholly owned by SF Holdings. Mr. Mehiel beneficially owns 71.8% of the outstanding common stock. The business address of Mr. Mehiel is 373 Park Avenue South, New York, NY, 10016.
(6)  All of such shares are held by either AIP or SF Holdings.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Shareholders' Agreement

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated by the shareholders of the Company prior to the SF Holdings Investment (the "Original Shareholders") and two of whom are nominated by SF Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity,
(ii) the sale of all or a material portion of the Company's assets, (iii) entering into any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness, (vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain Management Services Agreement, as amended, SF Holdings and Fonda, a wholly owned subsidiary of SF Holdings, manage the day-to-day operations of the Company subject to the direction of the Board of Directors.

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


Management Services Agreement with SF Holdings

         Pursuant to the Management Services Agreement, as amended, SF Holdings and AIPM, which manages AIP, are entitled to receive an aggregate annual fee of $1.85 million, payable semi-annually 45 days after the scheduled interest payment dates for the Senior Subordinated Notes, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the day to day operations of the Company. AIPM provides substantial ongoing financial and management services to the Company. Fees were split between SF Holdings and AIPM 50/50 during Fiscal 1999, 60/40 during Fiscal 2000 and 70/30 during Fiscal 2001. During Fiscal 2002 and thereafter, SF Holdings will be entitled to 100% of the fees. SF Holdings has assigned substantially all of its interests under this agreement to Fonda, but retains $200,000 per year of fees for administrative services.


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

         During Fiscal 2001, the Company sold (i) $21.7 million of cups to Fonda, and (ii) $3.1 million of scrap paper to Fibre Marketing Group, LLC, a waste paper recovery business in which Fonda has a 25% interest ("Fibre Marketing"). Included in accounts receivable, as of September 30, 2001, is $2.1 million due from Fonda and $1.2 million due from Fibre Marketing.

         During Fiscal 2001, the Company purchased (i) $7.1 million of corrugated containers other services from Box USA, a company in which the Company's Chief Executive Officer, owns in excess of 10% of its outstanding capital stock, (ii) $9.9 million of paper plates and $0.2 million of equipment rental from Fonda and (iii) $0.5 million of travel services from Emerald Lady, Inc., a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of September 30, 2001, are $0.6 million due to Box USA and $0.8 million due to Fonda. Other purchases from and sales to affiliates during Fiscal 2001 were not significant.

         During Fiscal 2000, the Company sold (i) $16.7 million of cups to Fonda, and (ii) $0.8 million of scrap paper to Fibre Marketing. Included in accounts receivable, as of September 24, 2000, is $2.2 million due from Fonda and $0.2 million due from Fibre Marketing.

         During Fiscal 2000, the Company purchased (i) $8.0 million of corrugated containers and $0.2 million of other services from Box USA (ii) $11.4 million of paper plates, $0.2 million of equipment rental and $1.0 million of other services from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of September 24, 2000, are $0.1 million due to Box USA and $0.9 million due to Fonda. Other purchases from and sales to affiliates during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased certain paper cup machines from Fonda at a fair market value of $1.3 million. The equipment was recorded in property, plant and equipment at Fonda's net book value, resulting in a charge to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2001 and 2000, rental payments under this lease were $3.6 million and $0.7 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         In November 2000, the Company began leasing a facility in North Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. In Fiscal 2001, rental payments under this lease were $1.4 million. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

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

         During Fiscal 1999, the Company purchased (i) $6.1 million of corrugated containers from Box USA, (ii) $3.8 million of paper plates from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc. Accounts payable, as of September 26, 1999, from these purchases, are $0.5 million due to Box USA and $0.7 million due to Fonda.


                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. The financial statement schedule listed in the "Index to Financial Statement Schedules."

     3.  Exhibits

         3.1 Certificate of Incorporation of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.1 of the Company's report on Form 10-K dated December 22,1993 (the "1993 10-K")).
         3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Sweetheart Holdings Inc. dated March 11, 1998 (incorporated by reference from Exhibit 3.3 of the Company's report on Form 10-Q dated May 15, 1998).
         3.4 Amended and Restated By-Laws of Sweetheart Holdings Inc. dated March 12, 1998 (incorporated by reference from Exhibit 3.4 of the Company's report on Form 10-Q dated May 15, 1998).
         4.1 Indenture for the Senior Secured Notes between Sweetheart Cup Company Inc. and United States Trust Company of New York, as Trustee (incorporated by reference from Exhibit 4.1 of Sweetheart Holdings Inc.'s Report on Form 8-K dated October 6, 1993 (the "1993 8-K")).
         4.2 Indenture for the Senior Subordinated Notes between Sweetheart Cup Company Inc. and U.S. Trust Company of Texas, N.A., as Trustee (incorporated by reference from Exhibit 4.2 on the 1993 8-K).
         10.13    Asset Sale Agreement  dated  as of  October  6,  1993  between
                  Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 11, 1994).
         10.14 Bill of Sale, Assignment and Assumption Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.2 of the Company's report on Form 10-Q dated February 11, 1994).
         10.15 Wraparound Note dated as of October 6, 1993 made by Sweetheart Holdings Inc. to Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 11, 1994).
         10.16 Asset Distribution Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated February 11, 1994).
         10.17 Manufacturing Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (the "Manufacturing Agreement") (incorporated by reference from Exhibit 10.5 of the Company's report on Form 10-Q dated February 11, 1994).
         10.18 First Amendment to Manufacturing Agreement dated February 25, 1994(incorporated by reference from Exhibit 10.21 of the 1994 10-K).
         10.19 Patent/Know-How License Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc.and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.6 of the Company's report on Form 10-Q dated February 11, 1994).
         10.21 Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 9, 1995).
         10.47 Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.47 of the Company's report on Form 10-Q dated May 15, 1998).
         10.48 Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.48 of the Company's report on Form 10-Q dated May 15, 1998).

         10.51 Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.51 of the Company's report on Form 10-Q dated August 14, 1998).
         10.52 Security Agreement made as of June 15, 1998 between Lily Cups Inc. as Grantor and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.52 of the Company's report on Form 10-Q dated August 14, 1998).
         10.57 Second Amended and Restated Loan and Security Agreement dated as of June 15, 2000 among Sweetheart Cup, as Borrower, Sweetheart Holdings, as Parent, Bank of America, N.A., as Agent, and several Financial Institutions, named therein as Lenders (incorporated by reference from Exhibit 10.57 of the Company's report on Form 10-Q dated June 25, 2000).
         10.58 Intercreditor Agreement dated as of June 15, 2000 among Bank of America, N.A., as Agent, and State Street, solely in its capacity as Owner Trustee and Lessor (incorporated by reference from Exhibit 10.58 of the Company's report on Form 10-Q dated June 25, 2000).
         10.59 Lease Agreement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and
                  Lessor, and Sweetheart Cup, as Lessee (incorporated by reference from Exhibit 10. 59 of the Company's report on Form 10-Q dated June 25, 2000).
         10.60 Lease Supplement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart Cup, as Lessee (incorporated by reference from
                  Exhibit 10.60 of the Company's report on Form 10-Q dated June 25, 2000).
         10.61 Participation Agreement dated as of June 1, 2000 among Sweetheart Cup, as Lessee, the Company, as Guarantor, State Street, solely in its capacity as Owner Trustee, and several Owner Participants (incorporated by reference from Exhibit
                  10.61 of the  Company's  report  on Form 10-Q  dated  June 25,
                  2000).
         10.62 Definitions and Rules of Usage dated as of June 1, 2000 executed in conjunction with the Participation Agreement (incorporated by reference from Exhibit 10.62 of the Company's report on Form 10-Q dated June 25, 2000).
         10.63 Third Amendment to Credit Agreement dated as of June 19, 2001 between Lily Cups, Inc. as Borrower and General Electric Capital Canada Inc. as Lender
         10.64 Amendment to Second Amended and Restated Loan and Security Agreement, dated as of July 31, 2001, among Sweetheart Cup Company, Inc.,Sweetheart Holdings Inc., Bank of America, N.A., Congress Financial Corp., Transamerica Business Credit Corp., GMAC Commercial Credit,LLC, PNC Bank, N.A.
         10.65 Fourth Amendment To Credit Agreement, dated as of August 15, 2001, between Lily Cups Inc. and General Electric Capital Canada Inc.
         21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 21.1 of the 1994 10-K).
         27.0     Financial Data Schedule

(b)  Current Reports on Form 8-K

         A report on Form 8-K was filed on March 15, 2001 under Item 5.

         A report on Form 8-K was filed on September 17, 2001 under Item 9.

         A report on Form 8-K was filed on September 19, 2001 under Item 9.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Independent Auditors' Report                                                  29


Consolidated Balance Sheets as of September 30, 2001
         and September 24, 2000                                               30


Consolidated Statements of Operations and Other Comprehensive Income (Loss)
              for Fiscal Years 2001, 2000 and 1999                            31


Consolidated Statements of Cash Flows for Fiscal Years 2001, 2000, and 1999   32

Consolidated Statements of Shareholders' Equity for Fiscal
              Years 2001, 2000, and 1999                                      33


Notes to Consolidated Financial Statements                                    34

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.


         We have audited the accompanying consolidated balance sheets of Sweetheart Holdings Inc. and subsidiaries (the "Company") as of September 30, 2001 and September 24, 2000, and the related consolidated statements of operations and other comprehensive income (loss), shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and September 24, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 19, 2001

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      September 30,    September 24,
                                                                          2001             2000
                                                                     ---------------  ---------------
                                     Assets
Current assets:
  Cash and cash equivalents                                             $   9,593        $   3,415
  Cash in escrow                                                                8              300
  Receivables, less allowances of $2,445 and $2,072                       114,893          110,077
  Inventories                                                             161,803          162,339
  Deferred income taxes                                                    17,089           16,303
  Assets held for sale                                                      7,368                -
  Other current assets                                                     21,836           21,543
                                                                        ----------       ----------
    Total current assets                                                  332,590          313,977


Property, plant and equipment, net                                        206,640          205,787
Deferred income taxes                                                      30,349           34,183
Spare parts                                                                12,077            8,313
Goodwill, net                                                              13,803           10,969
Other assets                                                                8,603            9,604
                                                                        ----------       ----------

    Total assets                                                        $ 604,062        $ 582,833
                                                                        ==========       ==========

                      Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                     $  82,944        $  76,317
   Accrued payroll and related costs                                       34,147           45,017
   Other current liabilities                                               30,611           36,400
   Current portion of deferred gain on sale of assets                      10,275           10,275
   Current portion of long-term debt                                       13,829           15,841
                                                                        ----------       ----------
    Total current liabilities                                             171,806          183,850

Commitments and contingencies  (See Notes)

Long-term debt                                                            242,176          210,269
Deferred gain on sale of assets                                            83,672           93,948
Other liabilities                                                          67,945           64,353
                                                                        ----------       ----------

    Total liabilities                                                     565,599          552,420
                                                                        ----------       ----------

Minority interest                                                           2,130                -
                                                                        ----------       ----------

Shareholders' equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                        10               10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                        44               44
  Additional paid-in capital                                              100,176          100,070
  Accumulated deficit                                                     (56,336)         (67,611)
  Accumulated other comprehensive loss                                     (7,561)          (2,100)
                                                                        ----------       ----------
    Total shareholders' equity                                             36,333           30,413
                                                                        ----------       ----------
    Total liabilities and shareholders' equity                          $ 604,062        $ 582,833
                                                                        ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                   Fiscal
                                                   -------------------------------------
                                                      2001         2000          1999
                                                   -----------  -----------  -----------
Net sales                                           $ 981,348    $ 952,728    $ 863,781
Cost of sales                                         879,905      833,959      763,750
                                                    ----------   ----------   ----------

  Gross profit                                        101,443      118,769      100,031

Selling, general and administrative expenses           65,943       64,852       67,406
Restructuring charge (credit)                               -          503         (512)
Asset impairment expense                                2,244            -            -
Other income, net                                      (9,167)      (4,688)      (1,180)
                                                    ----------   ----------   ----------

  Operating income                                     42,423       58,102       34,317

Interest expense, net of interest income of
  $70, $1,071 and $122                                 23,519       36,825       41,671
                                                    ----------   ----------   ----------

  Income  (loss)  before  income  tax  expense
  (benefit),     minority     interest     and
  extraordinary loss                                   18,904       21,277       (7,354)

Income tax expense (benefit)                            7,561        8,492       (2,941)
Minority interest in subsidiary                            68            -            -
                                                    ----------   ----------   ----------

  Income (loss) before extraordinary loss              11,275       12,785       (4,413)

Extraordinary loss on debt extinguishment (net of
  income tax benefit of $209)                               -         (313)           -
                                                    ----------   ----------   ----------

  Net income (loss)                                 $  11,275    $  12,472    $  (4,413)
                                                    ==========   ==========   ==========

Other comprehensive income (loss):

  Net income (loss)                                 $  11,275    $  12,472    $  (4,413)
  Foreign currency translation adjustment                (393)        (122)         272
  Minimum  pension  liability  adjustment (net
  of  income  taxes  of  ($3,379),   $539  and
  $2,288)                                              (5,068)         809        3,432
                                                    ----------   ----------   ----------

  Comprehensive income (loss)                       $   5,814    $  13,159    $    (709)
                                                    ==========   ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Fiscal
                                                                ------------------------------------
                                                                    2001         2000        1999
                                                                -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                              $  11,275    $  12,472    $ (4,413)

  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   23,653       40,231      48,270
    Amortization of deferred gain                                  (10,276)      (2,813)          -
    Asset impairment expense                                         2,244            -           -
    Deferred income tax expense (benefit)                            7,191        4,597      (2,941)
    Loss (gain) on sale of assets                                      107       (4,439)     (1,301)
  Changes in operating assets and liabilities (net of
  business acquisitions):
    Receivables                                                     (3,218)     (21,119)     (3,077)
    Inventories                                                      4,023      (27,070)      3,592
    Spare parts                                                     (2,795)        (757)        857
    Accounts payable                                                (7,348)       6,464         449
    Pension termination liability                                   (7,600)      (8,316)       (792)
    Restructuring reserve                                              (68)          68      (2,736)
    Accrued payroll and related costs                              (10,870)        (843)      5,764
    Litigation reserve                                                   -       (2,650)      1,908
    Pensions                                                        (2,499)      (3,662)     (2,711)
    Other, net                                                      (2,030)       3,603       6,903
                                                                 ----------   ----------   ---------
      Net cash provided by (used in) operating activities            1,789       (4,234)     49,772
                                                                 ----------   ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                       (26,488)     (23,474)    (30,790)
  Payments for business acquisitions                               (12,198)     (12,411)          -
  Proceeds from sale of property, plant and equipment                    8      220,912       9,058
                                                                 ----------   ----------   ---------
      Net cash provided by (used in) investing activities          (38,678)     185,027     (21,732)
                                                                 ----------   ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under credit  facilities              42,775        9,957     (31,906)
  Repayments of other debt                                               -     (190,000)          -
  Increase in cash escrow                                              (17)    (206,318)    (10,821)
  Decrease in cash escrow                                              309      206,018      16,285
                                                                 ----------   ----------   ---------
      Net cash provided by (used in) financing activities           43,067     (180,343)    (26,442)
                                                                 ----------   ----------   ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                        6,178          450       1,598

CASH AND CASH EQUIVALENTS, beginning of year                         3,415        2,965       1,367
                                                                 ----------   ----------   ---------
CASH AND CASH EQUIVALENTS, end of year                           $   9,593    $   3,415    $  2,965
                                                                 ==========   ==========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                              $  21,932    $  37,048    $ 39,828
                                                                 ==========   ==========   =========
      Income taxes paid                                          $     431    $   2,972    $     80
                                                                 ==========   ==========   =========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY:

      Note payable associated with business acquisition          $       -    $   2,914    $      -
                                                                 ==========   ==========   =========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)




                                                                                  Accumulated
                                  Class A   Class B   Additional                     Other          Total
                                  Common    Common     Paid-In     Accumulated   Comprehensive   Shareholders'
                                   Stock     Stock     Capital       Deficit     Income (Loss)      Equity
                                 --------- --------- ------------ ------------- --------------- ---------------
Balance, September 28, 1998        $  10     $  44    $ 101,090    $ (75,670)      $ (6,491)       $ 18,983

Net loss                               -         -            -       (4,413)             -          (4,413)
Minimum    pension     liability
  adjustment                           -         -            -            -          3,432           3,432
Translation adjustment                 -         -            -            -            272             272
                                   ------    ------   ----------   ----------      ---------       ---------

Balance, September 26, 1999           10        44      101,090      (80,083)        (2,787)         18,274

Net income                             -         -            -       12,472              -          12,472
Elimination of gain on
  equipment purchased
  from related party                   -         -       (1,020)           -              -          (1,020)
Minimum    pension     liability
  adjustment                           -         -            -            -            809             809
Translation adjustment                 -         -            -            -           (122)           (122)
                                   ------    ------   ----------   ----------      ---------       ---------

Balance, September 24, 2000           10        44      100,070      (67,611)        (2,100)         30,413

Net income                             -         -            -       11,275              -          11,275
Equity based compensation              -         -          106            -              -             106
Minimum    pension     liability
  adjustment                           -         -            -            -         (5,068)         (5,068)
Translation adjustment                 -         -            -            -           (393)           (393)
                                   ------    ------   ----------   ----------      ---------       ---------

 Balance, September 30, 2001       $  10     $  44    $ 100,176    $ (56,336)      $ (7,561)       $ 36,333
                                   ======    ======   ==========   ==========      =========       =========


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

         The Company is one of the largest producers of plastic and paper disposable foodservice and food packaging products in North America. In Fiscal 2001, the Company had net sales of approximately $981 million. The Company's principal products include cups for both hot and cold drinks, lids, food containers, bowls, plates, straws, cutlery and containers for the food and dairy industries. The brand names for the Company's principal products include Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM) and Go Cup(R) for cups and plates and Silent Service(R), Centerpiece(R), Basix(R), Guildware(R) and Simple Elegance(R) for foam dinnerware and plastic cutlery. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in customers' plants. One national customer of the Company accounted for 12.1%, 11.1% and 11.7% of its net sales in Fiscal 2001, Fiscal 2000, and Fiscal 1999, respectively.


1.       SIGNIFICANT ACCOUNTING POLICIES

         Business Segments - The Company operates within one business segment and accordingly does not report multiple business segments. Included within our reported sales is $1.6 million of lease revenue. Further identification of net sales by product and service or group of similar products and services is not available.

         Fiscal year end - The Company's fiscal year end is the 52 or 53 week period ending on the last Sunday in September. Fiscal 2001 is the 53 week period ended September 30, 2001. Fiscal 2000 is the 52 week period ended September 24, 2000. Fiscal 1999 is the 52 week period ended September 26, 1999.

         Principles  of   Consolidation   and  Translation  -  The  consolidated
financial statements include the accounts of Sweetheart Holdings and its subsidiaries. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment in shareholders' equity and comprehensive income. All inter-company accounts and transactions have been eliminated.

         The accounts of the Company's Mexican subsidiary, Global Cup, are consolidated as of and for the period ended August 31, 2001 due to the time needed to consolidate this subsidiary. No events occurred related to this subsidiary in September 2001 that materially affected the Company's consolidated financial position or results of operations.

         Cash, including Cash Equivalents, Restricted Cash and Cash in Escrow - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash overdrafts are reclassified to accounts payable and accrued payroll and related costs. Cash received as proceeds from the sale of assets is restricted to qualified capital expenditures under the terms of a lease agreement and is held in escrow with the trustee until utilized (See Note 10).

         Inventories - Inventories are stated at the lower of cost or market, using the first-in first-out method.

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation, or fair market value for business acquisitions and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of property, plant and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

         The asset lives of buildings and improvements range between 2 and 50 years and have an average useful life of 22 years. The asset lives of machinery and equipment range between 5 and 13 years and have an average useful life of
12.5 years.

         Costs related to construction in progress are accumulated as incurred and transferred to property, plant and equipment when put into service, at which time, the asset is depreciated over its useful life.

         Revenue Recognition - Revenue is recognized upon shipment of product and when collectability is reasonably assured. Also, the Company rents filling equipment to certain of its customers and recognizes this income over the life of the lease. The Company's sales are evidenced and the sales price fixed based upon either a purchase order, contract or buying agreement with the customer. The Company's freight terms are either FOB shipping point or freight prepaid by the customer. The customer may also be eligible for promotional incentives or rebates. The Company at the time of sale records a reserve for promotional allowances, rebates and other discounts based on historical experience, which are charged to net sales.

         Shipping and Handling Costs - Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

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

         Reclassifications - Certain prior year balances have been reclassified to conform with the current presentation.

         Concentration of Credit Risk - Financial instruments, which potentially subject the Company to credit risk, consist principally of receivables. Concentration of credit risk with respect to receivables is considered to be limited due to the Company's customer base and the diversity of its geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains a provision for potential credit losses based upon expected collectibility of all receivables.

         Impact of Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements:
Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144 Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion
("APB") No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives at fair value in the balance sheet. The Company adopted SFAS No. 133 effective September 25, 2000. The adoption of SFAS No. 133 did not have an impact on the consolidated financial statements.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting fiscal years. Actual results could differ from those estimates.


2.       INVENTORIES

         The components of inventories are as follows (in thousands):

                              September 30,    September 24,
                                  2001             2000
                             ---------------  ---------------
Raw materials and supplies      $  38,007        $   47,218
Finished  products                113,639           104,326
Work in progress                   10,157            10,795
                                ---------        ----------
  Total inventories             $ 161,803        $  162,339
                                =========        ==========

3.       INCOME TAXES

         The  income  tax  provision  includes  the  following   components  (in
thousands):

                                                 Fiscal
                                     --------------------------------
                                       2001       2000        1999
                                     ---------  ---------  ----------
Current:
  Federal                             $   150    $ 2,825    $      -
  State                                   220        800           -
  Foreign                                   -        270           -
                                      --------   --------   ---------
    Total current                         370      3,895           -
                                      --------   --------   ---------

Deferred:
  Federal                               6,841      4,369      (2,549)
  State                                   779        228        (364)
  Foreign                                (429)         -         (28)
                                      --------   --------   ---------
     Total deferred                     7,191      4,597      (2,941)
                                      --------   --------   ---------
Total income tax provision (benefit)  $ 7,561    $ 8,492    $ (2,941)
                                      ========   ========   =========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2001, 2000 and 1999 as a result of the following:

                                                  Fiscal
                                      -------------------------------
                                        2001      2000        1999
                                      --------  ---------  ----------

U.S. Federal tax rate                    35%       35%         35%
State income taxes, net of
  U.S. Federal tax impact                 4         4           4
Permanent difference, meals and
  entertainment                           1         1           1
                                         ---       ---         ---
  Effective tax rate                     40%       40%         40%
                                         ===       ===         ===

         Deferred income taxes reflect the net tax effects of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                 September 30,    September 24,
                                                     2001             2000
                                                ---------------  ---------------
 Assets:
  Post-retirement health and pension benefits     $ 23,551        $  25,437
  Employee benefits                                  5,285            7,165
  Net operating loss carryforwards                   9,980           11,627
  Deferred gain on sale-leaseback transaction       37,766           41,689
  Alternative minimum tax credit carryforward        3,329            3,179
  Deferred rent                                      1,606              345
  Inventory adjustments                              3,496              340
  Other                                              5,117            1,403
                                                  ---------       ----------
                                                    90,130           91,185

 Liabilities:
  Depreciation                                     (42,692)         (40,699)
                                                  ---------       ----------

 Net deferred tax assets                          $ 47,438        $  50,486
                                                  =========       ==========

         The Company has net operating loss carryforwards for income tax purposes of approximately $28 million, which will expire in 2018. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

         No provision has been made for U.S. federal deferred income taxes on approximately $12 million of accumulated and undistributed earnings of the Foreign subsidiaries at September 30, 2001 since it is the present intention of management to reinvest the undistributed earnings in foreign operations indefinitely. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings related to the investments in the Foreign subsidiaries is not practicable.


4.       ASSETS HELD FOR SALE

         On February 20, 2001 and August 3, 2001, the Company's Board of Directors approved plans for the closure and sale of the Somerville, Massachusetts facility and the Manchester, New Hampshire facility, respectively. These facilities are being consolidated into one location in North Andover, Massachusetts. The Company anticipates the sale of both facilities and has reclassified the facilities to assets held for sale. On September 25, 2001, the Company entered into a contract to sell the Manchester, New Hampshire facility. The Company expects to consummate the sale by the end of December 2001. The sale is expected to result in a net gain.


5.       OTHER CURRENT ASSETS

         The components of other current assets are as follows (in thousands):

                                September 30,    September 24,
                                    2001             2000
                               ---------------  ---------------

Spare parts                       $ 20,574         $ 21,543
Other                                1,262                -
                                  --------        ---------

  Total other current assets      $ 21,836         $ 21,543
                                  ========        =========


6.       PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                         September 30,    September 24,
                                              2001             2000
                                        --------------   --------------

Land                                       $  13,333        $  16,780
Buildings and improvements                    85,145           88,577
Machinery and equipment                      255,463          242,746
Construction in progress                      13,084            7,858
                                           ---------        ---------

  Total property, plant and equipment        367,025          355,961

Less - accumulated depreciation              160,385          150,174
                                           ---------        ---------

    Property, plant and equipment, net     $ 206,640        $ 205,787
                                           =========        =========

         Depreciation of property, plant and equipment was $22.0 million, $37.8 million and $45.9 million in Fiscal 2001, 2000 and 1999, respectively.


7.       ACQUISITIONS

         On April 5, 2001, the Company purchased an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"). Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. The Company has assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash, subject to a post-closing working capital adjustment. The Global Cup acquisition has resulted in goodwill of $3.9 million. As a result of the potential post closing working capital adjustment, the final calculation of which the Company expects to be completed within one year, amounts and allocations of costs recorded may require adjustment based upon information coming to the attention of the Company that is not currently available.

         On May 15, 2000, the Company acquired Sherwood, a manufacturer of paper cups, containers and cup making equipment. Pursuant to a certain Stock Purchase Agreement among Sweetheart Cup and the stockholders of Sherwood, Sweetheart Cup acquired all of the issued and outstanding capital stock (the "Sherwood Acquisition") of Sherwood and its subsidiaries for an aggregate purchase price of $16.8 million of which $12.1 million was paid in cash. As part of the purchase price, Sweetheart Cup issued to the stockholders of Sherwood non-interest bearing promissory notes due May 2005 for $4.7 million and a present value of $2.7 million (assuming an interest rate of 10.85% per annum). Sweetheart Cup also assumed $9.3 million of Sherwood debt, which was paid in full on June 15, 2000. The Sherwood acquisition has resulted in goodwill of $10.7 million.

         The above acquisitions have been accounted for under the purchase method and their results have been included in the consolidated statements of operations since the respective dates of acquisition. Goodwill amortization of the above acquisitions was $0.6 million in Fiscal 2001 and $0.2 million in Fiscal 2000. Accumulated amortization was $0.8 million and $0.2 million at September 30, 2001 and September 24, 2000, respectively. The inclusion of these acquisitions within the consolidated financial statements presented had an immaterial impact on the Company's pro forma results.


8.       OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                         September 30,    September 24,
                                              2001             2000
                                        ---------------  ---------------

Debt issuance costs, net of
  accumulated amortization                 $   3,673        $   3,988
Intangible pension asset
  (See Note 22)                                1,660              884
Deposits                                       1,461            2,166
Other                                          1,809            2,566
                                           ---------        ---------

         Total other assets                $   8,603        $   9,604
                                           =========        =========

         Amortization of debt issuance costs was $1.2 million, $2.0 million and $2.4 million for Fiscal 2001,

2000 and 1999, respectively, and is included in interest expense.


9.       OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                         September 30,    September 24,
                                             2001              2000
                                        ---------------  ---------------

Sales allowances                           $  13,068        $  10,875
Restructuring charges                              -               68
Taxes, other than income taxes                 3,084            3,295
Litigation, claims and assessments
  (See Note 24)                                1,426            9,288
Deferred rent payable                          8,169            8,631
Interest payable                               2,134            1,741
Other                                          2,730            2,502
                                           ---------        ---------

  Total other current liabilities          $  30,611        $  36,400
                                           =========        =========


10.      DEFERRED GAIN ON SALE OF ASSETS

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup and Sweetheart Holdings Inc. sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized using the straight line method over 125 months which is the term of the Lease. Annual rental payments under the Lease will be approximately $31.5 million.


11.      LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                          September 30,    September 24,
                                              2001             2000
                                          -------------    -------------

U.S. Credit Facility                       $ 126,222        $ 102,249
Canadian Credit Facility                      16,630           10,320
10.5% Senior Subordinated Notes              110,000          110,000
Sherwood Industries Notes                      3,153            3,541
                                           ---------        ---------

     Total debt                              256,005          226,110

Less - Current portion of long-term debt      13,829           15,841
                                           ---------        ---------
     Total long-term debt                  $ 242,176        $ 210,269
                                           =========        =========

         The aggregate annual maturities of long-term debt at September 30, 2001 are as follows (in thousands):


Fiscal 2002                                $  13,829
Fiscal 2003                                  116,357
Fiscal 2004                                    9,386
Fiscal 2005                                  116,433
                                           ---------

                                           $ 256,005
                                           =========

         U.S. Credit Facility - The Company has a revolving credit facility as amended (the "U.S. Credit Facility") that, subject to borrowing base limitations, allows for a maximum revolving credit borrowing of $145 million through June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or
(ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. In Fiscal 2001, the weighted average annual interest rate for the U.S. Credit Facility was 7.58%. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of September 30, 2001, $31.6 million was available under such facility and the term loan balance was approximately $12.9 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 30, 2001, LIBOR was 2.64% and the bank's base rate was 6.00%.

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

         Canadian Credit Facility - On June 19, 2001, the Company's Canadian subsidiary refinanced its credit agreement (the "Canadian Credit Facility") which provides for a term loan facility of Cdn $15 million (approximately US $9.5 million) and a revolving credit facility of up to Cdn $15 million (approximately US $9.5 million). The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian

Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily, a subsidiary of Sweetheart Cup, ("Lily") and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of September 30, 2001, Cdn $1.0 million (approximately US $0.6 million) was available under the revolving facility and the term loan balance was Cdn $14.5 million (approximately US $9.2 million) under the Canadian Credit Facility.

         Senior   Subordinated  Notes  -  Sweetheart  Cup  is  the  obligor  and
Sweetheart Holdings the guarantor with respect to $110 million of Senior Subordinated Notes.

         The Senior Subordinated Notes bear interest at 10.50% per annum, payable semi-annually in arrears on March 1 and September 1 and mature on September 1, 2003. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of all borrowings under the U.S. Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited.

         The Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         Sherwood Industries Notes - As part of the Sherwood Acquisition on May 15, 2000, Sweetheart Cup issued to the stockholders of Sherwood promissory notes due May 2005 in the principal amount of $5.0 million and a present value of $2.9 million. On March 19, 2001, the principal amount was reduced by $0.3 million as a result of the working capital adjustment to $4.7 million and present value of $2.7 million.


12.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The fair value of the Company's Senior Subordinated Notes are estimated to be $2.2 million lower than the carrying value at September 30, 2001 and $7.7 million lower than the carrying value at September 24, 2000, based upon independent third party information.

13.      OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                          September 30,    September 24,
                                              2001             2000
                                          -------------   -------------

Post-retirement health care benefits
  (See Note 22)                            $  56,968        $  59,318
Pensions (See Note 22)                         8,894            2,349
Other                                          2,083            2,686
                                           ---------        ---------

  Total other liabilities                  $  67,945        $  64,353
                                           =========        =========


14.      SHAREHOLDERS' EQUITY

         SF Holdings, Inc. ("SF Holdings") acquired from the Company's shareholders' 48% of the Company's outstanding Class A Common Stock and all of the outstanding Class B Common Stock. As a result, SF Holdings holds 90% of the total number of outstanding shares of both classes of the Company's common stock.

         Pursuant to the terms and conditions of the SF Holdings Investment, the Company's Board of Directors consists of five members, three of whom are nominated by the Original Shareholders and two of whom are nominated by SF
Holdings. Pursuant to the Company's by-laws, significant actions by the Company's Board of Directors require the vote of four directors and include, among others: (i) a merger, consolidation or other combination of the Company with or into another entity, (ii) the sale of all or a material portion of the Company's assets, (iii) entering into any new line of business, (iv) the issuance or repurchase of any equity securities, (v) the incurrence of any indebtedness for money borrowed or the refinancing of any existing indebtedness,
(vi) approval of the annual business plans and operating budgets, (vii) the termination indebtedness or modification of any of the terms of the Management Services Agreement, (viii) the amendment or modification of any provisions of the certificate of incorporation, (ix) the selection of the Company's chief executive officer, chief operating officer and chief financial officer, (x) any change of accountants and (xi) the removal of any officers of the Company. Additionally, pursuant to a certain Management Services Agreement, as amended, SF Holdings and The Fonda Group, Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings, manage the day-to-day operations of the Company subject to the direction of the Board of Directors.

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


15.      SF HOLDINGS STOCK OPTION PLAN

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holding's common stock at the date of the grant. During the vesting period, these discounts of $0.2 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holding's stock options was $0.1 million for Fiscal 2001.

         A summary of SF Holdings stock option transactions involving employees of the Company are as follows:

                                          SF Holdings   Weighted Average
                                         Stock Options   Exercised Price
                                         -------------  ----------------
Outstanding, September 25, 2000                  -          $       -
  Granted                                    8,732             118.22
  Forfeited                                   (700)            117.38
                                             ------         ---------
Outstanding, September 30, 2001              8,032          $  118.29
                                             ======         =========

         The following table summarizes information about SF Holdings stock options granted to employees of the Company, outstanding at September 30, 2001:

                                      Options Outstanding                           Options Exercisable
                     ------------------------------------------------------     ----------------------------

                                            Weighted                                              Weighted
                          Number             Average           Weighted             Number        Average
 Range of Exercise    Outstanding as     Remaining Life         Average           Exercisable     Exercise
      Prices           of 09/30/01           (Years)        Exercise Price       as of 9/30/01     Price
-------------------  ----------------   ----------------   ----------------     --------------  -------------
     $  93.75             3,872                2.1              $ 93.75                 -          $  -
       141.14             4,160                2.1               141.14                 -             -
                          -----                ---              -------                --           ---

                          8,032                2.1              $118.29                 -           $ -
                          =====                ===              =======                ==           ===

         The Company applies APB No. 25 and related interpretations in accounting for SF Holdings stock options granted to employees of the Company. Had compensation costs for SF Holdings stock options been determined based on fair value at the option grant dates, in accordance with the provisions of SFAS No. 123, the Company's net income for Fiscal 2001 would have been reduced to the pro forma amount indicated below (in thousands):

Net income:
  As reported                           $  11,275
  Pro forma                             $  11,254

         The weighted average fair value of the SF Holdings stock options, was $0.3 million in Fiscal 2001 estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 2.75%, and expected life of option grants of 3 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future pro forma effects.


16.      RELATED-PARTY TRANSACTIONS

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

         During Fiscal 2001, the Company sold (i) $21.7 million of cups to Fonda, and (ii) $3.1 million of scrap paper to Fibre Marketing Group, LLC, a waste paper recovery business in which Fonda has a 25% interest ("Fibre Marketing"). Included in accounts receivable, as of September 30, 2001, is $2.1 million due from Fonda and $1.2 million due from Fibre Marketing.

         During Fiscal 2001, the Company purchased (i) $7.1 million of corrugated containers and other services from Box USA Holdings, Inc. ("Box USA"), formerly Four M Corporation ("Four M"), a company in which the Company's Chief Executive Officer, owns in excess of 10% of its outstanding capital stock,
(ii) $9.9 million of paper plates and $0.2 million of equipment rental from Fonda and (iii) $0.5 million of travel services from Emerald Lady, Inc., a company wholly owned by the Company's Chief Executive Officer. Included in accounts payable, as of September 30, 2001, are $0.6 million due to Box USA and $0.8 million due to Fonda. Other purchases from and sales to affiliates during Fiscal 2001 were not significant.

         During Fiscal 2000, the Company sold (i) $16.7 million of cups to Fonda, and (ii) $0.8 million of scrap paper to Fibre Marketing. Included in accounts receivable, as of September 24, 2000, is $2.2 million due from Fonda and $0.2 million due from Fibre Marketing.

         During Fiscal 2000, the Company purchased (i) $8.0 million of corrugated containers and $0.2 million of other services from Box USA (ii) $11.4 million of paper plates, $0.2 million of equipment rental and $1.0 million of other services from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc. Included in accounts payable, as of September 24, 2000, are $0.1 million due to Box USA and $0.9 million due to Fonda. Other purchases from and sales to affiliates during Fiscal 2000 were not significant.

         During Fiscal 2000, the Company purchased certain paper cup machines from Fonda at a fair market value of $1.3 million. The equipment was recorded in property, plant and equipment at Fonda's net book value, resulting in a charge to equity of $1.0 million. Independent appraisals were obtained to determine the fairness of the purchase price.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2001 and 2000, rental payments under this lease were $3.6 million and $0.7 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During  Fiscal  2000,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. In Fiscal 2001, rental payments under this lease were $1.4 million. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

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

         During Fiscal 1999, the Company purchased (i) $6.1 million of corrugated containers from Box USA, (ii) $3.8 million of paper plates from Fonda and (iii) $0.4 million of travel services from Emerald Lady, Inc. Accounts payable, as of September 26, 1999, from these purchases, are $0.5 million due to Box USA and $0.7 million due to Fonda.


17.      LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments are charged to expense using the straight line method over the term of the lease. Rent expense under such arrangements was $54.8 million, $28.2 million and $18.7 million for Fiscal Years 2001, 2000 and 1999, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 30, 2001 are as follows (in thousands):

Fiscal 2002                                         $   51,761
Fiscal 2003                                             48,962
Fiscal 2004                                             46,781
Fiscal 2005                                             44,315
Fiscal 2006                                             42,446
Thereafter                                             233,166
                                                    ----------

                                                    $  467,431
                                                    ==========

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

         The Company is accounting for this transaction as an operating lease, expensing the $31.5 million annual rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and is being amortized over 125 months, which is the term of the Lease.


18.      ASSET IMPAIRMENT EXPENSE

         In the quarter ended September 30, 2001, the Company approved plans to consolidate its Manchester, New Hampshire and Springfield, Missouri operations into other existing facilities throughout the Company. As a result, the Company evaluated the usefulness of certain equipment at these facilities and wrote-off the remaining book value of $2.2 million to operations.


19.      RESTRUCTURING CHARGE (CREDIT)

         During the quarter ended March 26, 2000, the Company established a restructuring reserve of $0.7 million in conjunction with the planned elimination of the Company's centralized machine shop operation from which 53 positions would be eliminated. The plan was completed and approved by management on January 10, 2000 and announced to employees on March 7, 2000. Severance payments of $0.2 million, were paid in both the third and fourth quarters of Fiscal 2000. Also, during the fourth quarter of Fiscal 2000, the Company reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within the Company. The balance of this reserve is included within the "Other current liabilities" on the balance sheet. The balance of this reserve was $0.7 million at the end of the quarter ended March, 26, 2000; $0.5 million at the end of the quarter ended June 25, 2000; and $0.1 million at the end of the fiscal year ended September 24, 2000. The Company utilized the remaining $0.1 million of the restructuring reserve in the first quarter of Fiscal 2001.

         In the quarter ended March 31, 1998, the Company reduced its salaried workforce by approximately 15% and hourly workforce by less than 5%. In connection with such plans, the Company recognized $5.1 million of charges for severance and related costs, of which $1.4 million remained unpaid as of September 27, 1998 and was included within the "Other current liabilities" on the balance sheet. Severance payments of $0.6 million, $0.3 million, $0.06 million, and $0.02 million were paid during the quarters ending December 27, 1998, March 28, 1999, June 27, 1999, and September 26, 1999, respectively. Also, during the quarter ending September 26, 1999, the Company reversed $0.5 million of this reserve as the plan was completed and fringe and benefit expenses associated with such severed employees severed were lower than planned.


20.      OTHER INCOME, NET

         In Fiscal 2001, the Company realized $10.3 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. This amortization of the deferred gain was partially offset by $1.6 million in expenses in associated with the relocation of a manufacturing facility from Somerville, Massachusetts to North Andover, Massachusetts.

         In Fiscal 2000, the Company realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland and $2.8 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. The amortization of the deferred gain was partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower. The Company also incurred $1.4 million of expenses associated with the Aldridge Liability (See Note 24).

         In Fiscal 1999, the Company sold certain of its paper plate and paper cup equipment at a net gain of $0.4 million and consolidated a facility in Canada resulting in a $0.8 million gain on the sale of duplicate assets.


21.      EXTRAORDINARY LOSS

         During Fiscal 2000, in conjunction with the redemption of the Company's Senior Secured Notes and the refinancing of the U.S. Credit Facility, the Company charged $0.5 million, or $0.3 million net of income tax benefit, to results of operations as an extraordinary item, which amount represents the unamortized deferred financing fees and redemption fees pertaining to such debt.


22.      EMPLOYEE BENEFIT AND POST-RETIREMENT HEALTH CARE PLANS

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

         A majority of the Company's employees ("Participants") are covered under a 401(k) defined contribution plan. The Company provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. The Company's match is currently limited to participant contributions up to 6% of participant salaries. In addition, the Company is allowed to make discretionary contributions. Costs charged against operations for this defined contribution plan were $4.8 million, $4.4 million and $3.2 million for Fiscal 2001, 2000 and 1999 respectively. Certain employees are covered under defined benefit plans. Certain benefits under the plans are generally based on fixed amounts for each period of service. During Fiscal 2001, the valuation date for the plan assets and the contributions was changed from September to June and resulted in no significant effect.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                               Fiscal
                                     ----------------------------
                                       2001      2000      1999
                                     --------  --------  --------
Pension Benefits
Service cost                         $   682   $   726   $ 1,019
Interest cost                          4,245     4,173     4,013
Return on plan assets                 (4,833)   (4,459)   (3,916)
Amortization of prior service cost       161       178       241
Recognized net actuarial cost             92        73       269
                                     --------  --------  --------
     Net periodic pension cost       $   347   $   691   $ 1,626
                                     ========  ========  ========

Other Benefits
Service cost                         $   747   $   830   $ 1,027
Interest cost                          3,094     3,136     3,271
Amortization of prior service cost      (799)     (799)     (416)
Recognized net actuarial cost         (1,051)     (838)     (299)
                                     --------  --------  --------
  Net periodic benefit cost          $ 1,991   $ 2,329   $ 3,583
                                     ========  ========  ========

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                    Pension Benefits                Other Benefits
                                            ------------------------------- --------------------------------
                                             September 30,   September 24,   September 30,   September 24,
                                                  2001            2000            2001             2000
                                            --------------- --------------- --------------- ----------------
Change in benefit obligation:
Benefit obligation at beginning of period     $   54,998      $   56,874      $   41,318      $   42,406
Service cost                                         512             726             561             830
Interest cost                                      3,184           4,173           2,320           3,136
Amendments                                           363               -               -               -
Actuarial (gain) or loss                           5,063          (3,161)          1,885          (2,641)
Benefits paid                                     (2,897)         (3,614)         (3,232)         (2,413)
                                              -----------     -----------     -----------     -----------
  Benefit obligation at end of period         $   61,223      $   54,998      $   42,852      $   41,318
                                              ===========     ===========     ===========     ===========
Change in plan assets:
Fair value of plan assets at beginning of
  period                                      $   48,564      $   44,323      $        -      $        -
Actual return on plan assets gain or (loss)         (372)          3,500               -               -
Employer contributions to plan                     2,196           4,355           2,839           1,921
Participant contributions to plan                      -               -             393             492
Benefits paid                                     (2,896)         (3,614)         (3,232)         (2,413)
                                              -----------     -----------     -----------     -----------
  Fair value of plan assets at end of period  $   47,492      $   48,564      $        -      $        -
                                              ===========     ===========     ===========     ===========

Funded status                                 $  (13,731)     $   (6,434)     $  (42,852)     $  (41,318)
Unrecognized prior service cost                    1,660           1,474          (5,604)         (6,403)
Unrecognized (gain) loss                           9,130             170         (12,721)        (14,697)
                                              -----------     -----------     -----------     -----------
  Net liability recognized                    $   (2,941)     $   (4,790)     $  (61,177)     $  (62,418)
                                              ===========     ===========     ===========     ===========

         The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):


                                          Pension Benefits
                                  --------------------------------
                                   September 30,    September 24,
                                       2001             2000
                                  ---------------  ---------------
Funded status                        $ (13,731)       $  (6,434)
Intangible asset                         1,660              884
Other gain                                (452)            (375)
Deferred income taxes                    3,832              453
Accrued other comprehensive loss         5,750              682
                                     ----------       ----------
  Net liability recognized           $  (2,941)       $  (4,790)
                                     ==========       ==========


         The assumptions used in computing the preceding information are as follows:

                                                   Fiscal
                                     ----------------------------------
                                        2001        2000        1999
                                     ----------  ----------  ----------
Pension Benefits
Discount rate                           7.38%       8.00%       7.75%
Rate of return on plan assets          10.00%      10.00%      10.00%
Other Benefits
Discount rate                           7.38%       8.00%       7.75%

         For measurement purposes, a 6% annual rate of increase in health care benefits was assumed for 2001. The rate is assumed to decrease gradually to 5% for 2002 and will remain at that level thereafter.

         A one percentage point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                       One Percentage       One Percentage
                                       Point Increase       Point Decrease
                                      ----------------     ----------------
Effect on accumulated post-
     retirement benefit obligation         $2,010              $(1,855)
Effect on net periodic post-
     retirement benefit cost                 $286                $(256)


23.      ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                        September 30,       September 24,
                                            2001                2000
                                       ---------------     ---------------

Foreign currency translation
     adjustment                           $ (1,811)           $ (1,418)
Minimum pension liability
     adjustment                             (5,750)               (682)
                                          ---------           ---------

Accumulated other comprehensive loss      $ (7,561)           $ (2,100)
                                          =========           =========

24.     CONTINGENCIES

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. The Company carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by December 31, 2001. As of September 30, 2001, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.4 million, which amount has been fully reserved by the Company.

         Counsel for the Liquidating Trustee of Ace Baking Company Limited Partnership, debtor in possession, has advised the Company that the Trustee intends to pursue a claim, pursuant of the Uniform Fraudulent Transfer Act, against the Company, in connection with the sale by the Company of it bakery business to Ace Baking Company in November 1997. The Company believes that the claim is without merit and the Company intends to vigorously defend any action taken by the Trustee. In addition, the Company has no reason to believe that the final outcome of this matter will have a material adverse effect on its financial condition or results of operation. However, the Company cannot give any assurances as to the ultimate effect on the Company, if any, given the early stage of this matter.

         On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 the Company responded to such inquiry. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcomes will have a material adverse effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company.

         The Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate and believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.


25.      SWEETHEART CUP COMPANY INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby

Sweetheart Holdings is the full and unconditional guarantor of the 10 1/2% Senior Subordinated Notes of Sweetheart Cup. No other entity or subsidiary of Sweetheart Holdings guarantees these notes. Sweetheart Holdings has no independent assets or operations other than Sweetheart Cup and its subsidiaries and there are no significant restrictions on the ability of Sweetheart Holdings to obtain funds from Sweetheart Cup and its subsidiaries. In addition, Sweetheart Cup is restricted from paying dividends to Sweetheart Holdings.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE




                                                                            Page

Independent Auditors' Report                                                54


Schedule II - Valuation and Qualifying Accounts                             55

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.

         We have audited the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 30, 2001 and September 24, 2000, and for each of the three fiscal years in the period ended September 30, 2001, and have issued our report thereon dated November 19, 2001; such consolidated financial statements and report are included in this Form 10-K. Our audits also included the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
November 19, 2001

                                                                     SCHEDULE II


                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                          Additions
                                                  ---------------------------
                                      Balance at
                                      beginning    Charged to    Charged                        Balance at
                                          of        costs and    to other                         end of
      Classifications                   period      expenses    accounts (1)   Deductions (2)     period
      ---------------                ------------ ------------ -------------- ---------------- -------------
Allowance for Doubtful Accounts:
Fiscal 2001                            $  2,072      $  449        $ 11          $   87         $  2,445
Fiscal 2000                               1,905       2,442          24           2,299            2,072
Fiscal 1999                               1,817         341          11             264            1,905

(1) Includes recoveries on accounts previously written-off, translation adjustments and reclassifications.
(2)      Accounts written-off.



                                      Balance at
                                      beginning          Additions                           Balance
                                          of       Charged (credited) to                    at end of
      Classifications                   period      costs and expenses     Deductions (3)     period
      ---------------                ------------ ----------------------- ---------------- -----------
Inventory Allowances:
Fiscal  2001                          $ 11,625           $    -              $ 4,552         $ 7,073
Fiscal  2000                             8,574            3,587                  536          11,625
Fiscal  1999                             6,243            4,577                2,246           8,574

 (3)     Inventory written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on December 6, 2001.

                                   SWEETHEART HOLDINGS INC.
                                   (Registrant)

                                   By: /s/  DENNIS MEHIEL
                                            -------------
                                            Dennis Mehiel
                                            Chief Executive Officer and Chairman
                                            of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 6, 2001, by the following persons in the capacities indicated:

                    Signature                             Capacity


/s/  DENNIS MEHIEL                        Chief Executive  Officer  and Chairman
------------------                        of the Board
     Dennis Mehiel



/s/  THOMAS ULEAU                         Executive Vice President  and Director
-----------------
     Thomas Uleau



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