Form 10-K/A
period 2000-09-24
SWEETHEART HOLDINGS INC \DE\
filed 2001-12-20
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT No.2

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


Customers

         The Company markets its products primarily to customers in the United States. During Fiscal 2000, sales to the Company's customers in Canada constituted approximately 7.1% of its net sales. During Fiscal 2000, net sales to the Company's five largest customers represented approximately 35.2% of its total net sales. Of these five customers, only one customer represents more than 10% of net sales, Perseco NA Inc., which accounted for 11.1% of net sales. The Company has no written contract with this customer. Sales are made to Perseco pursuant to a purchase order, the terms of which are dependent on market conditions. The loss of one or more large national customers could adversely affect the Company's operating results. The Company believes it has strong relationships with its major national accounts, which have been developed over many years.


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

         On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and the Company responded in January, 2000. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.


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

         Other. On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and the Company responded in January, 2000. In both instances the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.

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

         On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and the Company responded in January, 2000. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page

Independent Auditors' Report                                               30


Consolidated Balance Sheets as of September 24, 2000
         and September 26, 1999                                            31


Consolidated Statements of Operations and Other Comprehensive
         Income (Loss) for Fiscal Years 2000, 1999 and 1998                32


Consolidated Statements of Cash Flows for
         Fiscal Years 2000, 1999, and 1998                                 33


Consolidated Statements of Shareholders' Equity for Fiscal
         Years 2000, 1999, and 1998                                        34


Notes to Consolidated Financial Statements                                 35

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc:


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


1.  SIGNIFICANT ACCOUNTING POLICIES

         Business Segments - Sweetheart operates within one business segment and accordingly does not report multiple business segments. Included within our reported sales is $1.9 million of lease revenue. Further, identification of net sales by product and service or group of similar products and services is not available.

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

         On July 13, 1999, the Company received a letter from the Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter states that it does not constitute a final determination by EPA concerning the liability of the Company or any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and the Company responded in January, 2000. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcomes will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any, given the early stage of the investigations.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES




                                                                  Page

Independent Auditors' Report                                        53


Schedule II - Valuation and Qualifying Accounts                     54

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




                                     Balance at             Additions                            Balance at
                                    beginning of    Charged (credited) to costs    Deductions      end of
           Classifications            period               and expenses               (4)          period
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



(4)     Inventory written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on December 20, 2001.

                                         SWEETHEART HOLDINGS INC.
                                         (Registrant)

                                         By: /s/  DENNIS MEHIEL
                                             ------------------
                                                  Dennis Mehiel
                                         Chief Executive Officer and Chairman of
                                         the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 20, 2001, by the following persons in the capacities indicated:

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