Form 10-Q
period 2001-12-30
SWEETHEART HOLDINGS INC \DE\
filed 2002-02-08
CIK 908141

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

                 For the Thirteen Weeks Ended December 30, 2001

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

Yes [X] No [   ]

        The number of shares outstanding of the Registrant's common stock as of February 8, 2002:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 10 1/2% Senior Subordinated Notes due 2003 (the "Sweetheart Notes") of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                       (Unaudited)
                                                                       December 30,  September 30,
                                                                          2001           2001
                                                                       ------------  -------------
                                     Assets
Current assets:
  Cash and cash equivalents                                             $    5,485     $    9,593
  Cash in escrow                                                             5,241              8
  Receivables, less allowances of $2,508 and $2,445                        104,530        114,893
  Inventories                                                              158,775        161,803
  Deferred income taxes                                                     16,982         17,089
  Assets held for sale                                                       5,275          7,368
  Other current assets                                                      24,521         21,836
                                                                        -----------    -----------
    Total current assets                                                   320,809        332,590

Property, plant and equipment, net                                         208,518        206,640
Deferred income taxes                                                       31,047         30,349
Spare parts                                                                 11,779         12,077
Goodwill, net                                                               13,631         13,803
Other assets                                                                 9,563          8,603
                                                                        -----------    -----------

    Total assets                                                        $  595,347     $  604,062
                                                                        ===========    ===========

                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                        $ 70,164       $ 82,944
  Accrued payroll and related costs                                         32,648         34,147
  Other current liabilities                                                 28,672         30,611
  Current portion of deferred gain on sale of assets                        10,275         10,275
  Current portion of long-term debt                                         13,333         13,829
                                                                        ------- ---    -----------
    Total current liabilities                                              155,092        171,806

Commitments and contingencies  (See Notes)

Long-term debt                                                             253,725        242,176
Deferred gain on sale of assets                                             81,104         83,672
Other liabilities                                                           68,063         67,945
                                                                        -----------    -----------

    Total liabilities                                                      557,984        565,599
                                                                        -----------    -----------

Minority interest                                                            2,163          2,130
                                                                        -----------    -----------

Shareholders' equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                         10             10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                         44             44
  Additional paid-in capital                                               100,192        100,176
  Accumulated deficit                                                      (55,004)       (56,336)
  Accumulated other comprehensive loss                                     (10,042)        (7,561)
                                                                        -----------    -----------
    Total shareholders' equity                                              35,200         36,333
                                                                        -----------    -----------

    Total liabilities and shareholders' equity                          $  595,347     $  604,062
                                                                        ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                                                          For the          For the
                                                                       Thirteen weeks   Thirteen weeks
                                                                           ended            ended
                                                                        December 30,     December 24,
                                                                            2001             2000
                                                                       --------------   --------------
Net sales                                                                $  228,016       $  233,579
Cost of sales                                                               207,658          213,928
                                                                         -----------      -----------

  Gross profit                                                               20,358           19,651

Selling, general and administrative expenses                                 16,423           16,917
Other income, net                                                            (3,786)          (3,084)
                                                                         -----------      -----------

  Operating income                                                            7,721            5,818

Interest expense, net of interest income of  $16 and $6                       5,416            5,817
                                                                         -----------      -----------

  Income before income tax expense and minority interest                      2,305                1

Income tax expense                                                              940                -
Minority interest in subsidiary                                                  33                -
                                                                         -----------      -----------

  Net income                                                             $    1,332       $        1
                                                                         ===========      ===========

Other comprehensive income (loss):

  Net income                                                             $    1,332       $        1
  Foreign currency translation adjustment                                      (139)            (214)
  Minimum pension  liability  adjustment (net of income tax benefit
  of $(1,561) and $(651))                                                    (2,342)            (978)
                                                                         -----------      -----------

  Comprehensive loss                                                     $   (1,149)      $   (1,191)
                                                                         ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                For the Thirteen  For the Thirteen
                                                                                  weeks ended       weeks ended
                                                                                  December 30,      December 24,
                                                                                      2001              2000
                                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                        $  1,332          $      1

  Adjustments  to  reconcile  net  income  to net  cash  used  in  operating activities:
    Depreciation and amortization                                                      6,019             6,583
    Amortization of deferred gain                                                     (2,568)           (2,568)
    Deferred income tax expense                                                          940                 -
    (Gain) loss on sale of assets                                                     (3,045)               25
  Changes in operating assets and liabilities:
    Receivables                                                                       10,363            13,491
    Inventories                                                                        3,028            (5,972)
    Other current assets                                                              (2,685)             (682)
    Other assets                                                                      (1,165)              890
    Accounts payable                                                                 (12,780)           (6,839)
    Accrued payroll and related costs                                                 (1,499)           (8,217)
    Other current liabilities                                                         (1,909)             (141)
    Other liabilities                                                                 (3,785)           (2,226)
    Other, net                                                                           (50)              121
                                                                                    ---------         ---------
      Net cash used in operating activities                                           (7,804)           (5,534)
                                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                                          (7,512)           (2,827)
  Proceeds from sale of property, plant and equipment                                  5,233               134
                                                                                    ---------         ---------
      Net cash used in investing activities                                           (2,279)           (2,693)
                                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                                             12,706            10,109
  Repayments of other debt                                                            (1,498)           (1,479)
  Increase in cash in escrow                                                          (5,998)               (4)
  Decrease in cash in escrow                                                             765                 -
                                                                                    ---------         ---------
      Net cash provided by financing activities                                        5,975             8,626
                                                                                    ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                         (4,108)              399

CASH AND CASH EQUIVALENTS, beginning of period                                         9,593             3,415
                                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                                            $  5,485          $  3,814
                                                                                    =========         =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                                 $  2,262          $  3,216
                                                                                    =========         =========

      Income taxes paid                                                             $    712          $     20
                                                                                    =========         =========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         The information included in the foregoing interim financial statements of Sweetheart Holdings Inc. and subsidiaries (the "Company") is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001. Certain prior period amounts have been reclassified to conform to the current period presentation.


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144, Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                    (Unaudited)
                                   December 30,   September 30,
                                       2001           2001
                                   ------------   -------------

Raw materials and supplies          $  39,195       $  38,007
Finished products                     110,294         113,639
Work in progress                        9,286          10,157
                                    ---------       ---------
  Total inventories                 $ 158,775       $ 161,803
                                    =========       =========

(4)  RELATED PARTY TRANSACTIONS

         All of the below referenced affiliates are under the common ownership of the Company's Chief Executive Officer. The Company believes that transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During  the  thirteen   weeks ended December 30, 2001, the Company sold
(i) $5.9 million of cups to The Fonda Group, Inc. ("Fonda"), a wholly owned subsidiary of SF Holdings Group, Inc., the Company's parent ("SF Holdings") and
(ii) $1.4 million of scrap paper to Fibre Marketing Group, LLC, a waste paper recovery business in which Fonda has a 25% interest ("Fibre Marketing"). Accounts receivable as of December 30, 2001 due from Fonda and Fibre Marketing are $2.2 million and $0.8 million, respectively.

         During the thirteen weeks ended December 30, 2001, Fibre Marketing issued to the Company a promissory note for $0.8 million in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of December 30, 2001 $0.8 million is due to the Company.

         During the thirteen weeks ended December 30, 2001, the Company purchased (i) $2.2 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a company in which the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock, (ii) $2.0 million of paper plates and $0.1 million of equipment rental and shared services from Fonda and
(iii) $0.2 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Accounts payable, as of December 30, 2001, resulting from these purchases, are $0.5 million due to Box USA and $0.6 million due to Fonda.

         During the thirteen weeks ended December 30, 2001, the Company paid $0.9 million and $0.4 million of rental payments to D&L Development, LLC., an entity in which the Company's Chief Executive Officer indirectly owns 47% and D&L Andover Property, LLC., an entity in which the Company's Chief Executive Officer indirectly owns 50%, respectively.

         During the thirteen weeks ended December 24, 2000, the Company sold (i) $4.8 million of cups to Fonda and (ii) $0.4 million of scrap paper to Fibre Marketing. Accounts receivable as of December 24, 2000 due from Fonda and Fibre Marketing are $2.0 million and $0.2 million, respectively.

         During the thirteen weeks ended December 24, 2000, the Company purchased (i) $1.5 million of corrugated containers from Box USA, (ii) $2.3 million of paper plates from Fonda and (iii) $0.1 million of travel services from Emerald Lady. Accounts payable, as of December 24, 2000, from these purchases, are $0.1 million due to Box USA and $0.7 million due to Fonda.

         During the thirteen weeks ended December 24, 2000, the Company paid $0.6 million and $0.2 million of rental payments to D&L Development, LLC. and D&L Andover Property, LLC., respectively.


(5)  SF HOLDINGS STOCK OPTION PLAN

         During the thirteen weeks ended March 25, 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.2 million are being amortized as compensation expense and credited to additional paid-in capital by the

Company. Amortization expense relating to SF Holdings' stock options was $16,000 for the thirteen weeks ended December 30, 2001.


(6)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                                 (Unaudited)
                                                 December 30,  September 30,
                                                    2001          2001
                                                 ------------  -------------

Foreign currency translation adjustment           $ (1,950)      $ (1,811)
Minimum pension liability adjustment                (8,092)        (5,750)
                                                  ---------      ---------

  Accumulated other comprehensive loss            $(10,042)      $ (7,561)
                                                  =========      =========


(7)  OTHER INCOME, NET

         During the thirteen weeks ended December 30, 2001, the Company realized $2.6 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In Fiscal 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction ("Sale-Leaseback Transaction"). Also, during the thirteen weeks ended December 30, 2001, the Company recognized a $3.0 million gain in association with the sale of a manufacturing facility in Manchester, New Hampshire. These gains were partially offset by $1.5 million reflecting certain costs incurred that are associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities.

         During the thirteen weeks ended December 24, 2000, the Company realized $2.6 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction.


(8)  CONTINGENCIES

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. The Company carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of December 30, 2001, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by the Company.

         On November 29, 2001, the  liquidating  trustee of Ace Baking  Company,
Limited   Partnership,   filed
a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against the Company in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to the Company, as a fraudulent transfer, in connection with the sale by the Company of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to the Company in connection with such sales are avoidable preferences. The Company believes that the trustee's claims are without merit and the Company intends to vigorously defend this matter. In addition, the Company has no reason to believe that the final outcome of this matter will have a material adverse effect on its financial condition or results of operations. However, the Company cannot give assurance as to the ultimate effect on it, if any, given the early stage of this matter.

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


(9)  SWEETHEART CUP COMPANY  INC.

         All of the outstanding stock of Sweetheart Cup Company Inc. ("Sweetheart Cup") is owned by Sweetheart Holdings Inc. ("Sweetheart Holdings") and thereby Sweetheart Holdings is the only guarantor of the 10 1/2% Senior Subordinated Notes of Sweetheart Cup. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                            Consolidated Balance Sheet
                                                                 December 30, 2001
                                                 -------------------------------------------------
                                                                                       Sweetheart
                                                 Sweetheart  Sweetheart   Holdings      Holdings
                                                    Cup       Holdings   Elimination  Consolidated
                                                 ----------  ----------  -----------  ------------

                     Assets
Current assets:
  Cash and cash equivalents                      $   5,485   $       -   $        -   $     5,485
  Cash in escrow                                     5,241           -            -         5,241
  Receivables, less allowances of $2,508           162,602           7      (58,079)      104,530
  Raw materials inventory                           39,195           -            -        39,195
  Work in progress inventory                         9,286           -            -         9,286
  Finished goods inventory                         110,294           -            -       110,294
  Assets held for sale                                   -       5,275            -         5,275
  Other current assets                              41,503           -            -        41,503
                                                 ----------  ----------  -----------  ------------
    Total current assets                           373,606       5,282      (58,079)      320,809

Property, plant and equipment, net                 120,405     111,621      (23,508)      208,518
Spare parts                                         11,779           -            -        11,779
Goodwill, net                                       13,631           -            -        13,631
Other assets                                        57,034      25,844      (42,268)       40,610
                                                 ----------  ----------  -----------  ------------

    Total assets                                 $ 576,455   $ 142,747   $ (123,855)  $   595,347
                                                 ==========  ==========  ===========  ============

      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                               $  65,095   $   5,069   $        -   $    70,164
  Other current liabilities                         72,410      13,760       (1,242)       84,928
                                                 ----------  ----------  -----------  ------------
    Total current liabilities                      137,505      18,829       (1,242)      155,092

Long-term debt                                     253,725      56,837      (56,837)      253,725
Deferred gain on sale of assets                    104,612           -      (23,508)       81,104
Other liabilities                                   74,567           -       (6,504)       68,063
                                                 ----------  ----------  -----------  ------------

    Total liabilities                              570,409      75,666      (88,091)      557,984
                                                 ----------  ----------  -----------  ------------

Minority interest                                    2,163           -            -         2,163
                                                 ----------  ----------  -----------  ------------

Shareholders' equity:
  Class A Common Stock                                   -          10            -            10
  Class B Common Stock                                   -          44            -            44
  Additional paid-in capital                        99,702     101,090     (100,600)      100,192
  Accumulated deficit                              (85,777)    (34,063)      64,836       (55,004)
  Accumulated other comprehensive loss             (10,042)          -            -       (10,042)
                                                 ----------  ----------  -----------  ------------
    Total shareholders' equity                       3,883      67,081      (35,764)       35,200
                                                 ----------  ----------  -----------  ------------

    Total liabilities and shareholders' equity   $ 576,455   $ 142,747   $ (123,855)  $   595,347
                                                 ==========  ==========  ===========  ============

                                                            Consolidated Balance Sheet
                                                                September 30, 2001
                                                 -------------------------------------------------
                                                                                       Sweetheart
                                                 Sweetheart  Sweetheart    Holdings     Holdings
                                                    Cup       Holdings   Elimination  Consolidated
                                                 ----------  ----------  -----------  ------------

                     Assets
Current assets:
  Cash and cash equivalents                      $   9,593   $       -   $        -   $     9,593
  Cash in escrow                                         8           -            -             8
  Receivables, less allowances of $2,445           161,459           9      (46,575)      114,893
  Raw materials inventory                           38,007           -            -        38,007
  Work in progress inventory                        10,157           -            -        10,157
  Finished goods inventory                         113,639           -            -       113,639
  Assets held for sale                                   -       7,368            -         7,368
  Other current assets                              38,925           -            -        38,925
                                                 ----------  ----------  -----------  ------------
    Total current assets                           371,788       7,377      (46,575)      332,590

Property, plant and equipment, net                 128,091     102,768      (24,219)      206,640
Spare parts                                         12,077           -            -        12,077
Goodwill, net                                       13,803           -            -        13,803
Other assets                                        54,196      21,496      (36,740)       38,952
                                                 ----------  ----------  -----------  ------------

    Total assets                                 $ 579,955   $ 131,641   $ (107,534)  $   604,062
                                                 ==========  ==========  ===========  ============

      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                               $  76,712   $   6,232   $        -   $    82,944
  Other current liabilities                         75,335      14,769       (1,242)       88,862
                                                 ----------  ----------  -----------  ------------
    Total current liabilities                      152,047      21,001       (1,242)      171,806

Long-term debt                                     242,176      45,333      (45,333)      242,176
Deferred gain on sale of assets                    107,891           -      (24,219)       83,672
Other liabilities                                   68,921           -         (976)       67,945
                                                 ----------  ----------  -----------  ------------

    Total liabilities                              571,035      66,334      (71,770)      565,599
                                                 ----------  ----------  -----------  ------------

Minority interest                                    2,130           -            -         2,130
                                                 ----------  ----------  -----------  ------------

Shareholders' equity:
  Class A Common Stock                                   -          10            -            10
  Class B Common Stock                                   -          44            -            44
  Additional paid-in capital                        99,686     101,090     (100,600)      100,176
  Accumulated deficit                              (85,335)    (35,837)      64,836       (56,336)
  Accumulated other comprehensive loss              (7,561)          -            -        (7,561)
                                                 ----------  ----------  -----------  ------------
    Total shareholders' equity                       6,790      65,307      (35,764)       36,333
                                                 ----------  ----------  -----------  ------------

    Total liabilities and shareholders' equity   $ 579,955   $ 131,641   $ (107,534)  $   604,062
                                                 ==========  ==========  ===========  ============

                                                         Consolidated Statement of Income
                                                  For the Thirteen Weeks Ended December 30, 2001
                                                 -------------------------------------------------
                                                                                       Sweetheart
                                                 Sweetheart  Sweetheart   Holdings      Holdings
                                                    Cup       Holdings   Elimination  Consolidated
                                                 ----------  ----------  -----------  ------------
Net sales                                        $ 228,016   $  57,896   $ ( 57,896)  $   228,016
Cost of sales                                      213,202      53,063      (58,607)      207,658
                                                 ----------  ----------  -----------  ------------

  Gross profit                                      14,814       4,833          711        20,358

Selling, general and administrative expenses        15,966         457            -        16,423
Other income, net                                   (4,497)          -          711        (3,786)
                                                 ----------  ----------  -----------  ------------

  Operating income                                   3,345       4,376            -         7,721

Interest  expense,  net of interest  income of
$16                                                  3,995       1,421            -         5,416
                                                 ----------  ----------  -----------  ------------

  Income (loss) before income tax
  expense (benefit) and minority
  interest                                            (650)      2,955            -         2,305

Income tax expense (benefit)                          (241)      1,181            -           940
Minority interest in subsidiary                         33           -            -            33
                                                 ----------  ----------  -----------  ------------

  Net income (loss)                              $    (442)  $   1,774   $        -   $     1,332
                                                 ==========  ==========  ===========  ============

Other comprehensive income (loss):

  Net income   (loss)                            $    (442)  $   1,774   $        -   $     1,332
  Foreign currency translation
    adjustment                                        (139)          -            -          (139)
  Minimum pension liability
    adjustment (net of income taxes of
    ($1,561))                                       (2,342)          -            -        (2,342)
                                                 ----------  ----------  -----------  ------------

    Comprehensive (loss) income                  $  (2,923)  $   1,774   $        -   $    (1,149)
                                                 ==========  ==========  ===========  ============

                                                         Consolidated Statement of Income
                                                  For the Thirteen Weeks Ended December 24, 2000
                                                 -------------------------------------------------
                                                                                       Sweetheart
                                                 Sweetheart  Sweetheart    Holdings     Holdings
                                                    Cup       Holdings   Elimination  Consolidated
                                                 ----------  ----------  -----------  ------------
Net sales                                        $ 233,579   $  59,989   $  (59,989)  $   233,579
Cost of sales                                      219,650      54,978      (60,700)      213,928
                                                 ----------  ----------  -----------  ------------

  Gross profit                                      13,929       5,011          711        19,651

Selling, general and administrative expenses        16,397         520            -        16,917
Other income, net                                   (3,795)          -          711        (3,084)
                                                 ----------  ----------  -----------  ------------

  Operating income                                   1,327       4,491            -         5,818

Interest  expense,  net of interest  income of
$6                                                   4,925         892            -         5,817
                                                 ----------  ----------  -----------  ------------

  Income (loss) before income tax
  expense (benefit)                                 (3,598)      3,599            -             1

Income tax expense (benefit)                        (1,439)      1,439            -             -
                                                 ----------  ----------  -----------  ------------

  Net income (loss)                              $  (2,159)  $   2,160   $        -   $         1
                                                 ==========  ==========  ===========  ============

Other comprehensive income (loss):

  Net income (loss)                              $  (2,159)  $   2,160   $        -   $         1
  Foreign currency translation
    adjustment                                        (214)          -            -          (214)
  Minimum pension liability
    adjustment (net  of  income taxes
    of $(651))                                        (978)          -            -          (978)
                                                 ----------  ----------  -----------  ------------

  Comprehensive (loss) income                    $  (3,351)  $   2,160   $        -   $    (1,191)
                                                 ==========  ==========  ===========  ============

                                                               Consolidated Statement of Cash Flows
                                                           For the Thirteen Weeks Ended December 30, 2001
                                                         -------------------------------------------------
                                                                                               Sweetheart
                                                         Sweetheart  Sweetheart   Holdings      Holdings
                                                            Cup       Holdings   Elimination  Consolidated
                                                         ----------  ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash (used in) provided by operating activities  $  (7,804)  $   1,170   $   (1,170)  $    (7,804)
                                                         ----------  ----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                (7,512)          -            -        (7,512)
  Proceeds from sale of property, plant and equipment        5,233           -            -         5,233
                                                         ----------  ----------  -----------  ------------
    Net cash used in investing activities                   (2,279)          -            -        (2,279)
                                                         ----------  ----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under credit  facilities                   12,706           -            -        12,706
  Repayments of other debt                                  (1,498)          -            -        (1,498)
  Repayment of  intercompany equipment financing                 -      (1,170)       1,170             -
  Increase in cash escrow, net                              (5,233)          -            -        (5,233)
                                                         ----------  ----------  -----------  ------------
    Net cash provided by (used in) financing activities      5,975      (1,170)       1,170         5,975
                                                         ----------  ----------  -----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (4,108)          -            -        (4,108)

CASH AND CASH EQUIVALENTS, beginning of period               9,593           -            -         9,593
                                                         ----------  ----------  -----------  ------------

CASH AND CASH EQUIVALENTS, end of period                 $   5,485   $       -   $        -   $     5,485
                                                         ==========  ==========  ===========  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                        $   2,262   $       -   $        -   $     2,262
                                                         ==========  ==========  ===========  ============

    Income taxes paid                                    $     712   $       -   $        -   $       712
                                                         ==========  ==========  ===========  ============

                                                                Consolidated Statement of Cash Flows
                                                           For the Thirteen Weeks Ended December 24, 2000
                                                         -------------------------------------------------
                                                                                               Sweetheart
                                                         Sweetheart  Sweetheart    Holdings     Holdings
                                                            Cup       Holdings   Elimination  Consolidated
                                                         ----------  ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash (used in) provided by operating activities  $  (5,534)  $  21,174   $  (21,174)  $    (5,534)
                                                         ----------  ----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                (2,827)          -            -        (2,827)
  Proceeds from sale of property, plant and equipment          134           -            -           134
                                                         ----------  ----------  -----------  ------------
    Net cash used in investing activities                   (2,693)          -            -        (2,693)
                                                         ----------  ----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under credit  facilities                   10,109           -            -        10,109
  Repayments of other debt                                  (1,479)          -            -        (1,479)
  Repayment of  intercompany equipment financing                 -     (21,174)      21,174             -
  Increase in cash escrow, net                                  (4)          -            -            (4)
                                                         ----------  ----------  -----------  ------------
    Net cash provided by (used in) financing activities      8,626     (21,174)      21,174         8,626
                                                         ----------  ----------  -----------  ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                     399           -            -           399

CASH AND CASH EQUIVALENTS, beginning of period               3,415           -            -         3,415
                                                         ----------  ----------  -----------  ------------

CASH AND CASH EQUIVALENTS, end of period                 $   3,814   $       -   $        -   $     3,814
                                                         ==========  ==========  ===========  ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                        $   3,216   $       -   $        -   $     3,216
                                                         ==========  ==========  ===========  ============
    Income taxes paid                                    $      20   $       -   $        -   $        20
                                                         ==========  ==========  ===========  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for Sweetheart Holdings Inc. and subsidiaries' (the "Company") products, potential equipment malfunctions and pending litigation. For additional information, see the Company's annual report on Form 10-K for the most recent fiscal year.


General

         On March 12, 1998, SF Holdings Group, Inc. ("SF Holdings") purchased 48% of the voting stock and 100% of the non-voting stock, or 90% of the Company's total outstanding stock from the then existing shareholders (the "SF Holdings Investment"). The then existing shareholders continue to hold 52% of the voting stock of the Company of which American Industrial Partners Capital Fund L.P. ("AIP") holds approximately 27%. The Company's business is the successor to the businesses of Maryland Cup Corporation, which was founded in 1911 and was a major supplier of paper and plastic disposable foodservice and food packaging products, and Lily-Tulip, Inc., a subsidiary of Sweetheart Cup. ("Lily"). In addition, on March 12, 1998, The Fonda Group, Inc. ("Fonda"), became a wholly owned subsidiary of SF Holdings and in conjunction with the SF Holdings Investment AIP assigned substantially all of the Management Services Agreement, as amended, to SF Holdings which assigned substantially all of its interest to Fonda.

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


Thirteen Weeks Ended December 30, 2001 Compared to Thirteen Weeks Ended December 24, 2000

         Net sales decreased $5.6 million, or 2.4%, to $228.0 million for the thirteen weeks ended December 30, 2001 compared to $233.6 million for the thirteen weeks ended December 24, 2000, reflecting a 0.1% increase in sales volume and a 2.5% decrease in average realized sales price. Sales volumes increased as a result of the incremental sales obtained from the Company's acquisition of an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup") in April 2001. Average realized prices decreased as a result of decreased raw material costs and competitive pressures.

         Gross profit increased $0.7 million, or 3.6%, to $20.4 million for the thirteen weeks ended December 30, 2001 compared to $19.7 million for the thirteen weeks ended December 24, 2000. As a percentage of net sales, gross profit increased to 9.0% for the thirteen weeks ended December 30, 2001 from 8.4% for the thirteen weeks ended December 24, 2000. The increase is attributable to lower raw material, transportation and utility expenses.

         Selling, general and administrative expenses decreased $0.5 million, or 3.0%, to $16.4 million in the thirteen weeks ended December 30, 2001 compared to $16.9 million in the thirteen weeks ended December 24, 2000. This decrease is principally attributable to lower variable compensation expenses.

         Other income, net increased $0.7 million, or 22.6%, to $3.8 million for the thirteen weeks ended December 30, 2001 compared to $3.1 million in the thirteen weeks ended December 24, 2000 due to a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. This gain was partially offset by $1.5 million reflecting certain costs incurred that are associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities.

         Operating income increased $1.9 million, or 32.8%, to $7.7 million in the thirteen weeks ended December 30, 2001 compared to $5.8 million in the thirteen weeks ended December 24, 2000, due to the reasons stated above.

         Interest expense, net decreased $0.4 million, or 6.9%, to $5.4 million in the thirteen weeks ended December 30, 2001 compared to $5.8 million in the thirteen weeks ended December 24, 2000. This decrease is attributable to lower interest rates on higher balances.

         Income tax expense increased $0.9 million, or 100%, to an expense of $0.9 million in the thirteen weeks ended December 30, 2001 as a result of higher pre-tax earnings. The effective rate for the quarters ending December 30, 2001 and December 24, 2000 was 40%.

         Minority    interest   was   $33,000  in  the   thirteen   weeks  ended
December 30, 2001. This amount represents the 20% ownership of Global's income for the thirteen weeks ended December 30, 2001.

         Net income increased over 100%, to $1.3 million of income in the thirteen weeks ended December 30, 2001 compared to a $1,000 of income in the thirteen weeks ended December 24, 2000, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In the thirteen weeks ended December 30, 2001, the Company funded its capital expenditures from a combination of cash generated from operations, borrowings from the revolving credit facility and funds generated from asset sales. The Company expects to continue this method of funding for its Fiscal 2002 capital expenditures.

         Net cash used in operating activities was $7.8 million in the thirteen weeks ended December 30, 2001 compared to $5.5 million in the thirteen weeks ended December 24, 2000. This increase in the use of cash is primarily a result of the Company's reduction of its trade payables partially offset by improved management of inventory levels.

         Net cash used in investing activities was $2.3 million in the thirteen weeks ended December 30, 2001 compared to $2.7 million in the thirteen weeks ended December 24, 2000. This decrease in the use of cash is primarily due to proceeds from the sale of the Manchester, New Hampshire facility, which is partially offset by increased capital expenditures.

         Net cash provided by financing activities was $6.0 million in the thirteen weeks ended December 30, 2001 compared to $8.6 million in the thirteen weeks ended December 24, 2000. This decrease in cash provided from financing is primarily a result of proceeds received from the sale of the Manchester, New Hampshire facility being held in the cash escrow account.

         Working capital increased $4.9 million to $165.7 million at December 30, 2001 from $160.8 million at September 30, 2001. This increase resulted from current assets decreasing $11.8 million, primarily due to lower accounts receivable, and current liabilities decreasing $16.7 million, primarily due to lower trade payables.

         Capital expenditures for the thirteen weeks ended December, 30 2001 were $7.5 million compared to $2.8 million for the thirteen weeks ended December 30, 2000. Capital expenditures in the thirteen weeks ended December 30, 2001 included $3.2 million for new production equipment, $1.6 million associated with the implementation of the Company's program to rationalize, consolidate and improve its manufacturing facilities and $1.7 million for facility improvements, with the remaining consisting primarily of routine capital improvements.

         The Company has a revolving credit facility (the "U.S. Credit Facility") that, subject to borrowing base limitations, allows for a maximum revolving credit borrowing of $145 million through June 15, 2005 and a term loan of $25 million that requires equal monthly principal payments of $0.4 million through June 2005. Both the term loan and the revolving credit facility have an accelerated maturity date of July 1, 2003 if the Company's Senior Subordinated Notes due September 1, 2003 are not refinanced before June 1, 2003. Borrowings under the revolving credit facility bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain other fees. Borrowings under the term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. During the thirteen weeks ended December 30, 2001, the weighted average annual interest rate for the U.S. Credit Facility was 5.17%. The credit facility is collateralized by the Company's inventories and receivables with the term loan portion of the credit facility further collateralized by certain production equipment. As of December 30, 2001, $13.2 million was available under the revolving credit facility and the term loan balance was $11.7 million. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of December 30, 2001, LIBOR was 2.44% and the bank's base rate was 4.75%.

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan facility balance of Cdn $13.9 million (approximately US $8.7 million) and a revolving credit facility maximum of up to Cdn $16.1 million (approximately US $10.1 million). The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of Lily and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of December 30, 2001, Cdn $2.7 million (approximately US $1.7 million) was available under the revolving facility and the term loan balance was Cdn $13.9 million (approximately US $8.7 million) under the Canadian Credit Facility.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup Company Inc. ("Sweetheart Cup"), and Sweetheart Holdings Inc. (Sweetheart Holdings") sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sale-leaseback transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the Company's property, plant and equipment owned as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities. The Company is accounting for the sale-leaseback transaction as an operating lease, expensing the $32.0 million annualized rental payments. A deferred gain of $107.0 million was realized from this sale and is being amortized over 125 months, which is the term of the Lease.

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

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of December 30, 2001, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by the Company.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against the Company in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to the Company, as a fraudulent transfer, in connection with the sale by the Company of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to the Company in connection with such sales are avoidable preferences. The Company believes that the trustee's claims are without merit and the Company intends to vigorously defend this matter. In addition, the Company has no reason to believe that the final outcome of this matter will have a material adverse effect on its financial condition or results of operations. However, the Company cannot give assurance as to the ultimate effect on it, if any, given the early stage of this matter.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the U.S. Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the U.S. Credit Facility's revolving credit facility bear interest, at the Company's election, at a rate equal (i) LIBOR plus 2.00% or (ii) a bank's base rate plus 0.25%, plus certain fees. Borrowings under the U.S. Credit Facility's term loan bear interest, at the Company's election, at a rate equal to (i) LIBOR plus 2.50% or (ii) a bank's base rate plus 0.50%, plus certain other fees. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of December 30, 2001, the outstanding indebtedness under the U.S. Credit Facility was $138.1 million and the Canadian Credit Facility was $15.7 million in U.S. dollars. As of December 30, 2001, $13.2 million was available under the U.S. Credit Facility. As of December 30, 2001, Cdn $2.7 million (approximately US $1.7 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.5 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               None

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the thirteen weeks ended December 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                     SWEETHEART HOLDINGS INC.
                                     (registrant)

Date:  February 8, 2002             By:  /s/ Hans H. Heinsen
       -----------------                  -------------------
                                              Hans H. Heinsen
                                     Senior Vice President - Finance and
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)