Form 10-K/A
period 2001-09-30
SWEETHEART HOLDINGS INC \DE\
filed 2002-04-04
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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
                                                    ==========   ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Fiscal
                                                                ------------------------------------
                                                                    2001         2000        1999
                                                                -----------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                              $  11,275    $  12,472    $ (4,413)

  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                   23,653       40,231      48,270
    Amortization of deferred gain                                  (10,276)      (2,813)          -
    Asset impairment expense                                         2,244            -           -
    Deferred income tax expense (benefit)                            7,191        4,597      (2,941)
    Loss (gain) on sale of assets                                      107       (4,439)     (1,301)
  Changes in operating assets and liabilities (net of
  business acquisitions):
    Receivables                                                     (3,218)     (21,119)     (3,077)
    Inventories                                                      4,023      (27,070)      3,592
    Spare parts                                                     (2,795)        (757)        857
    Other assets                                                    (1,280)        (621)      1,352
    Accounts payable                                                (7,348)       6,464         449
    Pension termination liability                                   (7,600)      (8,316)       (792)
    Restructuring reserve                                              (68)          68      (2,736)
    Accrued payroll and related costs                              (10,870)        (843)      5,764
    Litigation reserve                                                   -       (2,650)      1,908
    Other current liabilities                                        1,481        6,414        (201)
    Other liabilities                                               (4,856)      (5,791)      3,041
    Other, net                                                         126          (61)          -
                                                                 ----------   ----------   ---------
      Net cash provided by (used in) operating activities            1,789       (4,234)     49,772
                                                                 ----------   ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                       (26,488)     (23,474)    (30,790)
  Payments for business acquisitions                               (12,198)     (12,411)          -
  Proceeds from sale of property, plant and equipment                    8      220,912       9,058
                                                                 ----------   ----------   ---------
      Net cash provided by (used in) investing activities          (38,678)     185,027     (21,732)
                                                                 ----------   ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings (repayments) under credit  facilities              42,775        9,957     (31,906)
  Repayments of other debt                                               -     (190,000)          -
  Increase in cash escrow                                              (17)    (206,318)    (10,821)
  Decrease in cash escrow                                              309      206,018      16,285
                                                                 ----------   ----------   ---------
      Net cash provided by (used in) financing activities           43,067     (180,343)    (26,442)
                                                                 ----------   ----------   ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                        6,178          450       1,598

CASH AND CASH EQUIVALENTS, beginning of year                         3,415        2,965       1,367
                                                                 ----------   ----------   ---------
CASH AND CASH EQUIVALENTS, end of year                           $   9,593    $   3,415    $  2,965
                                                                 ==========   ==========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                              $  21,932    $  37,048    $ 39,828
                                                                 ==========   ==========   =========
      Income taxes paid                                          $     431    $   2,972    $     80
                                                                 ==========   ==========   =========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY:

      Note payable associated with business acquisition          $       -    $   2,914    $      -
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


4.       ASSETS HELD FOR SALE

         On February 20, 2001 and August 3, 2001, the Company's Board of Directors approved plans for the closure and sale of the Somerville, Massachusetts facility and the Manchester, New Hampshire facility, respectively. These facilities are being consolidated into one location in North Andover, Massachusetts, and are classified as available for sale on the consolidated balance sheet as they are not being used in the Company's operations as of September 30, 2001. The Company anticipates the sale of both facilities and has reclassified the facilities to assets held for sale. On September 25, 2001, the Company entered into a contract to sell the Manchester, New Hampshire facility. The Company expects to consummate the sale by the end of December 2001. The sale is expected to result in a net gain.


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

         Annual rental payments under the Lease will be approximately $31.5 million. The Company may renew the Lease at its option for up to four consecutive renewal terms of two years. The rent for each renewal term will be determined at 105% of the fair market rental value of the production equipment at the date of renewal. The Lease does not contain bargain lease terms and no penalties or other disincentives if the Company elects not to renew the Lease. If at the end of the lease term, the Company elects not to exercise its option to renew the Lease or purchase the equipment, the Company is obligated to return the equipment to the lessor in good working order with all manuals, and to de-install the equipment, crate it and deliver it to the nearest railhead.

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


12.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments included in current assets and current liabilities approximate their estimated fair value because of
the  relatively   short   maturities  of  these   instruments.   Long-
term debt instruments, other than the Company's Senior Subordinated Notes, have variable interest rates that fluctuate along with current market conditions and thus the carrying value approximates their fair value.

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

25.      SWEETHEART CUP COMPANY INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the only guarantor of the 10 1/2%
Senior Subordinated Notes of Sweetheart Cup. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                 Consolidated Balance Sheet
                                                                      September 30, 2001
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart     Holdings        Holdings
                                                      Cup        Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

                     Assets
Current assets:
  Cash and cash equivalents                        $   9,593      $      -     $        -      $   9,593
  Cash in escrow                                           8             -              -              8
  Receivables, less allowances of $2,445             161,459             9        (46,575)       114,893
  Raw materials inventory                             38,007             -              -         38,007
  Work in progress inventory                          10,157             -              -         10,157
  Finished goods inventory                           113,639             -              -        113,639
  Assets held for sale                                     -         7,368              -          7,368
  Other current assets                                38,925             -              -         38,925
                                                   ----------    ----------    -----------     ----------
    Total current assets                             371,788         7,377        (46,575)       332,590

Property, plant and equipment, net                   128,091       102,768        (24,219)       206,640
Spare parts                                           12,077             -              -         12,077
Goodwill, net                                         13,803             -              -         13,803
Other assets                                          54,196        21,496        (36,740)        38,952
                                                   ----------    ----------    -----------     ----------

    Total assets                                   $ 579,955     $ 131,641     $ (107,534)     $ 604,062
                                                   ==========    ==========    ===========     ==========

      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                 $  76,712     $   6,232     $        -       $ 82,944
  Other current liabilities                           75,335        14,769         (1,242)        88,862
                                                   ----------    ----------    -----------     ----------
    Total current liabilities                        152,047        21,001         (1,242)       171,806

Long-term debt                                       242,176        45,333        (45,333)       242,176
Deferred gain on sale of assets                      107,891             -        (24,219)        83,672
Other liabilities                                     68,921             -           (976)        67,945
                                                   ----------    ----------    -----------     ----------

    Total liabilities                                571,035        66,334        (71,770)       565,599
                                                   ----------    ----------    -----------     ----------

Minority interest                                      2,130             -              -          2,130
                                                   ----------    ----------    -----------     ----------

Shareholders' equity:
  Class A Common Stock                                     -            10              -             10
  Class B Common Stock                                     -            44              -             44
  Additional paid-in capital                          99,686       101,090       (100,600)       100,176
  Accumulated deficit                                (85,335)      (35,837)        64,836        (56,336)
  Accumulated other comprehensive loss                (7,561)            -              -         (7,561)
                                                   ----------    ----------    -----------     ----------

    Total shareholders' equity                         6,790        65,307        (35,764)        36,333
                                                   ----------    ----------    -----------     ----------

    Total liabilities and shareholders' equity     $ 579,955     $ 131,641     $ (107,534)     $ 604,062
                                                   ==========    ==========    ===========     ==========

                                                                 Consolidated Balance Sheet
                                                                      September 24, 2000
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart     Sweetheart    Holdings        Holdings
                                                      Cup         Holdings    Elimination    Consolidated
                                                 ------------   -----------  -------------  --------------

                     Assets
Current assets:
  Cash and cash equivalents                        $   3,415     $       -     $        -      $   3,415
  Cash in escrow                                         300             -              -            300
  Receivables, less allowances of $2,072             168,387            16        (58,326)       110,077
  Raw materials inventory                             47,218             -              -         47,218
  Work in progress inventory                          10,795             -              -         10,795
  Finished goods inventory                           104,326             -              -        104,326
  Other current assets                                37,846             -              -         37,846
                                                   ----------    ----------    -----------     ----------
    Total current assets                             372,287            16        (58,326)       313,977

Property, plant and equipment, net                   120,629       112,222        (27,064)       205,787
Spare parts                                            8,313             -              -          8,313
Goodwill, net                                         10,969             -              -         10,969
Other assets                                          53,536        25,556        (35,305)        43,787
                                                   ----------    ----------    -----------     ----------

    Total assets                                   $ 565,734     $ 137,794     $ (120,695)     $ 582,833
                                                   ==========    ==========    ===========     ==========


      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                 $  69,539     $   6,778     $        -      $  76,317
  Other current liabilities                           91,905        16,870         (1,242)       107,533
                                                   ----------    ----------    -----------     ----------
    Total current liabilities                        161,444        23,648         (1,242)       183,850


Long-term debt                                       210,269        57,084        (57,084)       210,269
Deferred gain on sale of assets                      121,012             -        (27,064)        93,948
Other liabilities                                     63,895            (1)           459         64,353
                                                   ----------    ----------    -----------     ----------

    Total liabilities                                556,620        80,731        (84,931)       552,420
                                                   ----------    ----------    -----------     ----------

Shareholders' equity:
  Class A Common Stock                                     -            10              -             10
  Class B Common Stock                                     -            44              -             44
  Additional paid-in capital                          99,580       101,090       (100,600)       100,070
  Accumulated deficit                                (88,366)      (44,081)        64,836        (67,611)
  Accumulated other comprehensive loss                (2,100)            -              -         (2,100)
                                                   ----------    ----------    -----------     ----------

    Total shareholders' equity                         9,114        57,063        (35,764)        30,413
                                                   ----------    ----------    -----------     ----------

    Total liabilities and shareholders' equity     $ 565,734     $ 137,794     $ (120,695)     $ 582,833
                                                   ==========    ==========    ===========     ==========

                                                            Consolidated Statement of Operations
                                                                         Fiscal 2001
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart     Sweetheart     Holdings       Holdings
                                                     Cup          Holdings    Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                          $ 981,348     $ 237,595     $ (237,595)     $ 981,348
Cost of sales                                        902,557       217,788       (240,440)       879,905
                                                   ----------    ----------    -----------     ----------

  Gross profit                                        78,791        19,807          2,845        101,443

Selling, general and administrative expenses          63,989         1,954              -         65,943
Asset impairment expense                               2,244             -              -          2,244
Other income, net                                    (12,012)            -          2,845         (9,167)
                                                   ----------    ----------    -----------     ----------

  Operating income                                    24,570        17,853              -         42,423

Interest  expense,  net of interest  income of
$70                                                   19,406         4,113              -         23,519
                                                   ----------    ----------    -----------     ----------

  Income  before income tax expense and
  minority interest                                    5,164        13,740              -         18,904

Income tax expense                                     2,065         5,496              -          7,561
Minority interest in subsidiary                           68             -              -             68
                                                   ----------    ----------    -----------     ----------

  Net income                                       $   3,031     $   8,244     $        -      $  11,275
                                                   ==========    ==========    ===========     ==========

Other comprehensive income (loss):

  Net income                                       $   3,031     $   8,244     $        -      $  11,275
  Foreign currency translation
    adjustment                                          (393)            -              -           (393)
  Minimum pension liability
    adjustment   (net  of  income
    taxes of ($3,379))                                (5,068)            -              -         (5,068)
                                                   ----------    ----------    -----------     ----------

  Comprehensive income (loss)                      $  (2,430)    $   8,244     $        -      $   5,814
                                                   ==========    ==========    ===========     ==========

                                                            Consolidated Statement of Operations
                                                                         Fiscal 2000
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart     Sweetheart     Holdings       Holdings
                                                     Cup          Holdings    Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

Net sales                                          $ 952,728     $ 234,386     $ (234,386)     $ 952,728
Cost of sales                                        856,290       214,900       (237,231)       833,959
                                                   ----------    ----------    -----------     ----------

  Gross profit                                        96,438        19,486          2,845        118,769

Selling, general and administrative expenses          63,002         1,850              -         64,852
Restructuring charge                                     503             -              -            503
Other income, net                                    (24,595)            -         19,907         (4,688)
                                                   ----------    ----------    -----------     ----------

  Operating income                                    57,528        17,636        (17,062)        58,102

Interest  expense,  net of interest  income of
$1,071                                                27,118         9,707              -         36,825
                                                   ----------    ----------    -----------     ----------

  Income  before income tax expense and
  extraordinary loss                                  30,410         7,929        (17,062)        21,277

Income tax expense                                    12,146         3,171         (6,825)         8,492
                                                   ----------    ----------    -----------     ----------

  Income before extraordinary loss                    18,264         4,758        (10,237)        12,785

Extraordinary  loss  on  debt   extinguishment
(net of income tax benefit $209)                        (313)            -              -           (313)
                                                   ----------    ----------    -----------     ----------

  Net income                                       $  17,951     $   4,758     $  (10,237)     $  12,472
                                                   ==========    ==========    ===========     ==========

Other comprehensive income:

  Net income                                       $  17,951     $   4,758     $  (10,237)     $  12,472
  Foreign currency translation
    adjustment                                          (122)            -              -           (122)
  Minimum pension liability
    adjustment  (net  of  income
    taxes of $539)                                       809             -              -            809
                                                   ----------    ----------    -----------     ----------

    Comprehensive income                           $  18,638     $   4,758     $  (10,237)     $  13,159
                                                   ==========    ==========    ===========     ==========

                                                                 Consolidated Statement of Operations
                                                                         Fiscal 1999
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart     Sweetheart     Holdings       Holdings
                                                     Cup          Holdings    Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

Net sales                                          $ 863,781     $ 234,431     $ (234,431)     $ 863,781
Cost of sales                                        785,883       215,143       (237,276)       763,750
                                                   ----------    ----------    -----------     ----------

  Gross profit                                        77,898        19,288          2,845        100,031

Selling, general and administrative expenses          65,175         2,231              -         67,406
Restructuring credit                                    (512)            -              -           (512)
Other income, net                                     (4,025)            -          2,845         (1,180)
                                                   ----------    ----------    -----------     ----------

  Operating income                                    17,260        17,057              -         34,317

Interest  expense,  net of interest  income of
$122                                                  26,742        14,929              -         41,671
                                                   ----------    ----------    -----------     ----------

  Income   (loss)   before  income  tax
  expense (benefit)                                   (9,482)        2,128              -         (7,354)

Income tax (benefit) expense                          (3,792)          851              -         (2,941)
                                                   ----------    ----------    -----------     ----------

  Net (loss) income                                $  (5,690)    $   1,277     $        -      $  (4,413)
                                                   ==========    ==========    ===========     ==========

Other comprehensive income (loss):

  Net  (loss)  income                              $  (5,690)    $   1,277     $        -      $  (4,413)
  Foreign currency translation
    adjustment                                           272             -              -            272
  Minimum pension liability
    adjustment(net of  income
    taxes of $2,288)                                   3,432             -              -          3,432
                                                   ----------    ----------    -----------     ----------

  Comprehensive (loss)  income                     $  (1,986)    $   1,277     $        -      $    (709)
                                                   ==========    ==========    ===========     ==========

                                                            Consolidated Statement of Cash Flows
                                                                         Fiscal 2001
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart     Sweetheart     Holdings       Holdings
                                                     Cup          Holdings    Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities      $   1,789     $  17,130     $  (17,130)     $   1,789
                                                   ----------    ----------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment         (26,488)            -              -        (26,488)
  Payments for business acquisition                  (12,198)            -              -        (12,198)
  Proceeds from sale of property,
    plant and equipment                                    8             -              -              8
                                                   ----------    ----------    -----------     ----------
    Net cash used in investing activities            (38,678)            -              -        (38,678)
                                                   ----------    ----------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities             42,775             -              -         42,775
  Repayment of  intercompany equipment financing           -       (17,130)        17,130              -
  Increase in cash escrow                                (17)            -              -            (17)
  Decrease in cash escrow                                309             -              -            309
                                                   ----------    ----------    -----------     ----------
    Net cash provided by (used in)
    financing activities                              43,067       (17,130)        17,130         43,067
                                                   ----------    ----------    -----------     ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS             6,178             -              -          6,178

CASH AND CASH EQUIVALENTS, beginning of year           3,415             -              -          3,415
                                                   ----------    ----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of year             $   9,593     $       -     $        -      $   9,593
                                                   ==========    ==========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                  $  21,932     $       -     $        -      $  21,932
                                                   ==========    ==========    ===========     ==========

    Income taxes paid                              $     431     $       -     $        -      $     431
                                                   ==========    ==========    ===========     ==========

                                                            Consolidated Statement of Cash Flows
                                                                         Fiscal 2000
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart     Sweetheart     Holdings       Holdings
                                                     Cup          Holdings    Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash (used in) provided by operating
    activities                                     $  (4,234)    $ 173,930     $ (173,930)     $  (4,234)
                                                   ----------    ----------    -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment         (23,474)            -              -        (23,474)
  Payment for business acquisition                   (12,411)            -              -        (12,411)
  Proceeds from sale of property,
    plant and equipment                              220,912             -              -        220,912
                                                   ----------    ----------    -----------     ----------

    Net cash provided by investing activities        185,027             -              -        185,027
                                                   ----------    ----------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities              9,957             -              -          9,957
  Repayment of  intercompany equipment financing           -      (173,930)       173,930              -
  Repayments of other debt                          (190,000)            -              -       (190,000)
  Increase in cash escrow                           (206,318)            -              -       (206,318)
  Decrease in cash escrow                            206,018             -              -        206,018
                                                   ----------    ----------    -----------     ----------

    Net cash used in financing activities           (180,343)     (173,930)       173,930       (180,343)
                                                   ----------    ----------    -----------     ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS               450             -              -            450

CASH AND CASH EQUIVALENTS, beginning of year           2,965             -              -          2,965
                                                   ----------    ----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of year             $   3,415     $       -     $        -      $   3,415
                                                   ==========    ==========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                  $  37,048     $       -     $        -      $  37,048
                                                   ==========    ==========    ===========     ==========

    Income taxes paid                              $   2,972     $       -     $        -      $   2,972
                                                   ==========    ==========    ===========     ==========

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:

    Note payable associated with business
    acquisition                                    $   2,914     $       -     $        -      $   2,914
                                                   ==========    ==========    ===========     ==========

                                                            Consolidated Statement of Cash Flows
                                                                         Fiscal 1999
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart     Sweetheart     Holdings       Holdings
                                                     Cup          Holdings    Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities      $  49,772     $   6,386     $   (6,386)     $  49,772
                                                   ----------    ----------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment         (30,790)            -              -        (30,790)
  Proceeds from sale of property,
    plant and equipment                                9,058             -              -          9,058
                                                   ----------    ----------    -----------     ----------

    Net cash used in investing activities            (21,732)            -              -        (21,732)
                                                   ----------    ----------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repayments under credit  facilities            (31,906)            -              -        (31,906)
  Repayment of  intercompany equipment financing           -        (6,386)         6,386              -
  Increase in cash escrow                            (10,821)            -              -        (10,821)
  Decrease in cash escrow                             16,285             -              -         16,285
                                                   ----------    ----------    -----------     ----------

    Net cash used in financing activities            (26,442)       (6,386)         6,386        (26,442)
                                                   ----------    ----------    -----------     ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS             1,598             -              -          1,598

CASH AND CASH EQUIVALENTS, beginning of year           1,367             -              -          1,367
                                                   ----------    ----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of year             $   2,965     $       -     $        -      $   2,965
                                                   ==========    ==========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                  $  39,828     $       -     $        -      $  39,828
                                                   ==========    ==========    ===========     ==========

    Income taxes paid                              $      80     $       -     $        -      $      80
                                                   ==========    ==========    ===========     ==========

                      INDEX TO FINANCIAL STATEMENT SCHEDULE




                                                                            Page

Independent Auditors' Report                                                61


Schedule II - Valuation and Qualifying Accounts                             62

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

 (3)     Inventory written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on April 4, 2002.

                                   SWEETHEART HOLDINGS INC.
                                   (Registrant)

                                   By: /s/  DENNIS MEHIEL
                                            -------------
                                            Dennis Mehiel
                                            Chief Executive Officer and Chairman
                                            of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 4, 2002, by the following persons in the capacities indicated:

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