Form 10-Q
period 2002-03-31
SWEETHEART HOLDINGS INC \DE\
filed 2002-04-30
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  for the Twenty-six Weeks Ended March 31, 2002

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of April 30, 2002:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 10 1/2% Senior Subordinated Notes due 2003, as amended, of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      (Unaudited)
                                                                      March 31,      September 30,
                                                                         2002            2001
                                                                     -------------  ---------------
                                  Assets
Current assets:
  Cash and cash equivalents                                            $   5,886       $  11,616
  Cash in escrow                                                           4,480               8
  Receivables, less allowances of $4,456 and $3,395                      156,414         170,122
  Inventories                                                            207,149         225,021
  Deferred income taxes                                                   23,557          24,185
  Assets held for sale                                                     5,275           7,368
  Other current assets                                                    34,530          32,645
                                                                       ----------      ----------
    Total current assets                                                 437,291         470,965

Property, plant and equipment, net                                       260,344         260,666
Deferred income taxes                                                     33,658          30,349
Spare parts                                                               11,677          12,077
Goodwill, net                                                             42,239          43,593
Due from SF Holdings                                                      17,898          17,898
Other assets                                                              26,484          23,959
                                                                       ----------      ----------

    Total assets                                                       $ 829,591       $ 859,507
                                                                       ==========      ==========

                  Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                     $ 115,912       $  96,072
  Accrued payroll and related costs                                       42,593          46,892
  Other current liabilities                                               44,843          50,257
  Current portion of deferred gain on sale of assets                      10,275          10,275
  Current portion of long-term debt                                        8,726          16,942
                                                                       ----------      ----------
    Total current liabilities                                            222,349         220,438

Commitments and contingencies  (See Notes)

Deferred income taxes                                                      4,334           4,334
Long-term debt                                                           406,548         423,878
Deferred gain on sale of assets                                           78,535          83,672
Other liabilities                                                         64,333          68,923
                                                                       ----------      ----------

    Total liabilities                                                    776,099         801,245
                                                                       ----------      ----------

Minority interest                                                          2,203           2,130
                                                                       ----------      ----------

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                       10              10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                       44              44
  Additional paid-in capital                                             101,125         101,259
  Accumulated deficit                                                    (41,036)        (37,429)
  Accumulated other comprehensive loss                                    (8,854)         (7,752)
                                                                       ----------      ----------
    Total shareholder's equity                                            51,289          56,132
                                                                       ----------      ----------

    Total liabilities and shareholder's equity                         $ 829,591       $ 859,507
                                                                       ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)

                                                  For the        For the        For the        For the
                                                 Thirteen       Thirteen      Twenty-six     Twenty-six
                                                weeks ended    weeks ended    weeks ended    weeks ended
                                                 March, 31,     March, 25,     March 31,      March 25,
                                                    2002           2001           2002           2001
                                               -------------  -------------  -------------  -------------

Net sales                                       $  296,371     $  292,793      $ 617,246      $ 619,296
Cost of sales                                      267,692        258,903        548,137        546,658
                                                -----------    -----------     ----------     ----------

  Gross profit                                      28,679         33,890         69,109         72,638

Selling, general and administrative
  expenses                                          28,650         29,156         57,923         58,482
Other expense (income), net                            443         (3,262)        (3,554)        (6,403)
                                                -----------    -----------     ----------     ----------

  Operating income (loss)                             (414)         7,996         14,740         20,559

Interest  expense,  net of interest income
of  $57, $46, $86 and $64                            9,594          9,848         18,780         19,694
                                                -----------    -----------     ----------     ----------

  Income  (loss)   before  income
  tax expense (benefit), minority
  interest and extraordinary loss                  (10,008)        (1,852)        (4,040)           865

Income tax expense (benefit)                        (3,992)          (692)        (1,585)           406
Minority interest in subsidiary                         40              -             73              -
                                                -----------    -----------     ----------     ----------

  Income (loss) before
  extraordinary   loss                              (6,056)        (1,160)        (2,528)           459

Extraordinary    loss   on    debt
extinguishment (net of income  tax
benefit of $(719) and $(719))                        1,079              -          1,079              -
                                                -----------    -----------     ----------     ----------

  Net income (loss)                             $   (7,135)    $   (1,160)     $  (3,607)     $     459
                                                ===========    ===========     ==========     ==========

Other comprehensive loss:

  Net (loss) income                             $   (7,135)    $   (1,160)     $  (3,607)     $     459

  Foreign currency translation
  adjustment                                           159           (309)            20           (523)
  Minimum     pension    liability
  adjustment   (net   of    income
  taxes of  $813, $(1,199), $(748)
  and $(1,850))                                      1,220         (1,797)        (1,122)        (2,775)
                                                -----------    -----------     ----------     ----------

  Comprehensive loss                            $   (5,756)    $   (3,266)     $  (4,709)     $  (2,839)
                                                ===========    ===========     ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              For the             For the
                                                                          Twenty-six weeks    Twenty-six weeks
                                                                           ended March 31,     ended March 25,
                                                                                2002                2001
                                                                         ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net  (loss) income                                                        $    (3,607)        $       459

  Adjustments to reconcile  net (loss)  income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                18,133              15,622
    Amortization of deferred gain                                                (5,137)             (5,138)
    Deferred income tax expense                                                       -                (593)
    (Gain) loss on sale of assets                                                (3,189)                 99
  Changes in operating assets and liabilities:
    Receivables                                                                  13,708               5,032
    Inventories                                                                  17,872              (3,112)
    Other current assets                                                         (1,885)               (723)
    Other assets                                                                 (5,126)              2,602
    Accounts payable                                                             19,840              (8,672)
    Accrued payroll and related costs                                            (4,299)             (5,707)
    Other current liabilities                                                    (5,203)             (4,638)
    Other liabilities                                                            (8,604)             (1,623)
    Other, net                                                                      150                (604)
                                                                            ------------        ------------
      Net cash provided by (used in) operating activities                        32,653              (6,996)
                                                                            ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                                    (13,783)            (12,650)
  Payment for business acquisition                                                    -              (6,654)
  Due to/from SF Holdings                                                             -                 408
  Proceeds from sale of assets                                                    5,262                 322
                                                                            ------------        ------------
      Net cash used in investing activities                                      (8,521)            (18,574)
                                                                            ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowing under credit  facilities                                        173,804              32,263
  Repayment under credit  facilities                                           (196,144)                  -
  Repayments of other debt                                                       (3,050)             (3,996)
  Increase in cash in escrow                                                     (5,253)                 (7)
  Decrease in cash in escrow                                                        781                   -
                                                                            ------------        ------------
      Net cash (used in) provided by financing activities                       (29,862)             28,260
                                                                            ------------        ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                    (5,730)              2,690

CASH AND CASH EQUIVALENTS, beginning of period                                   11,616               4,828
                                                                            ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                                    $     5,886         $     7,518
                                                                            ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                         $    17,958         $    13,199
                                                                            ============        ============

      Income taxes paid                                                     $       890         $         9
                                                                            ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, The Fonda Group, Inc. ("Fonda") was merged (the "Merger") with and into Sweetheart Cup Company Inc. ("Sweetheart Cup"), with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup, the surviving entity, is a wholly owned subsidiary of Sweetheart Holdings Inc. ("Sweetheart Holdings") which is a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"). Pre-merger, Sweetheart Holdings and Fonda were under common control, and therefore, the transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements of Sweetheart Holdings and its subsidiaries (the "Company") have been restated for all periods presented.

         Pursuant to an agreement, dated as of March 22, 2002 by and among Dennis Mehiel, the Company's Chairman and Chief Executive Officer, SF Holdings, American Industrial Partners Management Company, Inc., American Industrial Partners Capital Fund L.P.("AIP") and the other stockholders of Sweetheart Holdings signatory to that certain Stockholders' Agreement, dated as of March 12, 1998, (together with AIP and any permitted transferee of shares of Class A common stock or Class B common stock of Sweetheart Holdings ("the Shares"), the "Original Stockholders"), all of the outstanding Shares not held by SF Holdings (which consisted of 52% of the voting stock of Sweetheart Holdings) were delivered to SF Holdings and exchanged for 96,000 shares of Class C common stock of SF Holdings. As a result, SF Holdings became the sole beneficial owner of 100% of the issued and outstanding capital stock of Sweetheart Holdings. In addition and in connection therewith, the Stockholders Agreement and related stockholders' right agreement were terminated.

         The information included in the foregoing interim financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual reports on Form
10-K/A of Sweetheart Holdings and Form 10-K of Fonda for the fiscal year ended September 30, 2001.


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


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                       (Unaudited)
                                        March 31,      September 30,
                                          2001             2001
                                      -------------   ---------------

Raw materials and supplies              $  51,156        $  55,955
Finished products                         145,950          158,297
Work in progress                           10,043           10,769
                                        ----------       ----------
  Total inventories                     $ 207,149        $ 225,021
                                        ==========       ==========


(4)  RELATED PARTY TRANSACTIONS

         All of the affiliates referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that the transactions described below which were entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During the twenty-six weeks ended March 31, 2002, the Company sold $3.8 million of scrap paper to Fibre Marketing Group, LLC, a waste paper recovery business in which the Company has a 25% interest ("Fibre Marketing"). Accounts receivable as of March 31, 2002 included $0.8 million due from Fibre Marketing.

         During the twenty-six weeks ended March 31, 2002, Fibre Marketing issued to the Company a promissory note in the principal amount of $1.2 million in exchange for outstanding accounts receivable from Fibre Marketing. The note bears interest at an annual rate of 7.0% and is payable in 36 equal monthly installments. As of March 31, 2002, $1.1 million is due to the Company.

         During the twenty-six weeks ended March 31, 2002, the Company purchased $4.9 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a company in which the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock, and $0.6 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Accounts payable, as of March 31, 2002 included $0.9 million due to Box USA.

         The Company had a loan receivable from its Chief Executive Officer totaling $0.3 million plus accrued interest at 5.06% at March 31, 2002. The loan is payable upon demand.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the twenty-six weeks ending March 31, 2002 and the twenty-six weeks ending March 25, 2001, rental payments under this lease were $1.9 million and $1.5 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During  Fiscal  2000,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During the twenty-six weeks ending March 31, 2002 and the twenty-six weeks ending March 25, 2001, rental payments under this lease were $0.8 million and $0.6 million, respectively. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.
         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased is not significant.

         During the twenty-six weeks ended March 25, 2001, the Company sold $3.8 million of scrap paper to Fibre Marketing. Accounts receivable as of March 25, 2001 included $1.6 million due from Fibre Marketing.

         During the twenty-six weeks ended March 25, 2001, the Company purchased $3.6 million of corrugated containers from Box USA and $0.7 million of travel services from Emerald Lady. Accounts payable, as of March 25, 2001, included $0.5 million due to Box USA.

         On December 3, 1999, Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company in the disposable party goods products business, became an 87% owned subsidiary of SF Holdings pursuant to a merger (the "CEG Merger"). On December 6, 1999, pursuant to the CEG Asset Purchase Agreement, the Company purchased the intangible assets of CEG, including domestic and foreign trademarks, patents, copyrights and customer lists. CEG's net assets and liabilities that were not acquired by the Company pursuant to the CEG Asset Purchase Agreement were acquired by SF Holdings and have been classified as "Due to/from SF Holdings".


(5)  LONG-TERM DEBT OBLIGATIONS

         On March 25, 2002, the Company entered into a supplemental indenture to the Indenture (the "Indenture") governing its $110 million 10 1/2% Senior Subordinated Notes due 2003 (the "$110 Senior Subordinated Notes") to amend the definition of "Change of Control" in the Indenture to substitute Dennis Mehiel, the Company's Chairman and Chief Executive Officer, for AIP and to make certain other conforming changes. The Company offered to pay $5.00 for each $1,000 in principal amount of the $110 Senior Subordinated Notes (the "Consent Fee") to holders of the $110 Senior Subordinated Notes who had properly furnished, and not revoked, their consent on or prior to the expiration date of the consent solicitation (the "Consent Solicitation"). As a result of the consummation of the Consent Solicitation, the $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. The Company paid the Consent Fee to the holders of the $110 Senior Subordinated Notes who consented prior to the expiration of the Consent Solicitation. Such Consent Fee has been capitalized in other assets and is being amortized over the term of the $110 Senior Subordinated Notes.

         On March 25, 2002, the Company refinanced its senior revolving credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"), which replaced each of Sweetheart Cup's and Fonda's existing domestic revolving credit and term loan facilities. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the $110 Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility shall terminate on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of the lesser of $235 million less the balance of the term loans or $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For the twenty-six weeks ended March 31, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.92%. The Senior Credit Facility is collateralized by the Company's accounts, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of March 31, 2002, $52.5 million was available under the Senior Credit Facility.

         Extraordinary loss on debt extinguishment was $1.1 million net of the income tax benefit in the twenty-six weeks ended March 31, 2002 resulted from the refinancing of the Company's Senior Credit Facility.


(6)  SF HOLDINGS STOCK OPTION PLAN

         During the twenty-six weeks ended March 25, 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $49,000 and $41,000 for the twenty-six weeks ended March 31, 2002 and the twenty-six weeks ended March 25, 2001, respectively.


(7)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                          (Unaudited)
                                           March 31,       September 30,
                                             2002              2001
                                         -------------    ---------------

Foreign currency translation adjustment    $ (1,791)         $ (1,811)
Minimum pension liability adjustment         (7,063)           (5,941)
                                           ----------        ---------

  Accumulated other comprehensive loss     $ (8,854)         $ (7,752)
                                           =========         =========



(8)  OTHER INCOME, NET

         During the twenty-six weeks ended March 31, 2002, the Company realized $5.1 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, during the twenty-six weeks ended March 31, 2002, the Company recognized a $3.0 million gain in association with the sale of a manufacturing facility in Manchester, New Hampshire. These gains were partially offset by $4.4 million in expenses reflecting certain costs incurred with the rationalization, consolidation and improvement of the Company's manufacturing facilities.

         During the twenty-six weeks ended March 25, 2001, the Company realized a $5.1 million due to the amortization of the deferred gain in connection with the Fiscal 2000 sale-leaseback transaction.

(9)  CONTINGENCIES

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. The Company carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of March 31, 2002, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by the Company.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against the Company in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to the Company, as a fraudulent transfer, in connection with the sale by the Company of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to the Company in connection with such sales are avoidable preferences. On April 12, 2002, the parties entered into a settlement agreement, pursuant to which the complaint has been dismissed with prejudice, the effect of which does not have any material adverse effect on the Company.

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


(10) SWEETHEART CUP COMPANY  INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the only guarantor of the $110 Senior Subordinated Notes, as amended. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and its subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                Consolidated Balance Sheet
                                                                      March 31, 2002
                                                 -------------------------------------------------------
                                                                                            Sweetheart
                                                  Sweetheart    Sweetheart     Holdings      Holdings
                                                      Cup        Holdings    Elimination   Consolidated
                                                 ------------  ------------  ------------  -------------

                     Assets
Current assets:
  Cash and cash equivalents                       $   5,886     $       -    $        -     $   5,886
  Cash in escrow                                      4,480             -             -         4,480
  Receivables                                       156,652             -          (238)      156,414
  Raw materials inventory                            51,156             -             -        51,156
  Work in progress inventory                         10,043             -             -        10,043
  Finished goods inventory                          145,950             -             -       145,950
  Assets held for sale                                    -         5,275             -         5,275
  Other current assets                               58,087         2,859        (2,859)       58,087
                                                  ----------    ----------   -----------    ----------
    Total current assets                            432,254         8,134        (3,097)      437,291

Property, plant and equipment, net                  260,344             -             -       260,344
Other assets                                        188,505       106,754      (163,303)      131,956
                                                  ----------    ----------   -----------    ----------

    Total assets                                  $ 881,103     $ 114,888    $ (166,400)    $ 829,591
                                                  ==========    ==========   ===========    ==========

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $ 115,912     $       -    $        -     $ 115,912
  Other current liabilities                         109,295           239        (3,097)      106,437
                                                  ----------    ----------   -----------    ----------
    Total current liabilities                       225,207           239        (3,097)      222,349

Long-term debt                                      406,548        45,522       (45,522)      406,548
Other liabilities                                   229,219             -       (82,017)      147,202
                                                  ----------    ----------   -----------    ----------

    Total liabilities                               860,974        45,761      (130,636)      776,099
                                                  ----------    ----------   -----------    ----------

Minority interest                                     2,203             -             -         2,203
                                                  ----------    ----------   -----------    ----------

Shareholder's equity:
  Class A common stock                                    -            10             -            10
  Class B common stock                                    -            44             -            44
  Additional paid-in capital                        100,635       101,090      (100,600)      101,125
  Accumulated deficit                               (73,855)      (32,017)       64,836       (41,036)
  Accumulated other comprehensive loss               (8,854)            -             -        (8,854)
                                                  ----------    ----------   -----------    ----------

    Total shareholder's equity                       17,926        69,127       (35,764)       51,289
                                                  ----------    ----------   -----------    ----------

    Total liabilities and  shareholder's equity   $ 881,103     $ 114,888    $ (166,400)    $ 829,591
                                                  ==========    ==========   ===========    ==========

                                                                Consolidated Balance Sheet
                                                                    September 30, 2001
                                                 -------------------------------------------------------
                                                                                            Sweetheart
                                                  Sweetheart    Sweetheart     Holdings      Holdings
                                                     Cup         Holdings    Elimination   Consolidated
                                                 ------------  ------------  ------------  -------------

                            Assets
Current assets:
  Cash and cash equivalents                       $  11,616     $       -    $        -     $  11,616
  Cash in escrow                                          8             -             -             8
  Receivables                                       216,688             9       (46,575)      170,122
  Raw materials inventory                            55,955             -             -        55,955
  Work in progress inventory                         10,769             -             -        10,769
  Finished goods inventory                          158,297             -             -       158,297
  Assets held for sale                                    -         7,368             -         7,368
  Other current assets                               56,830             -             -        56,830
                                                  ----------    ----------   -----------    ----------
    Total current assets                            510,163         7,377       (46,575)      470,965

Property, plant and equipment, net                  182,117       102,768       (24,219)      260,666
Other assets                                        143,120        21,496       (36,740)      127,876
                                                  ----------    ----------   -----------    ----------

    Total assets                                  $ 835,400     $ 131,641    $ (107,534)    $ 859,507
                                                  ==========    ==========   ===========    ==========

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $  89,840     $   6,232    $        -     $  96,072
  Other current liabilities                         110,839        14,769        (1,242)      124,366
                                                  ----------    ----------   -----------    ----------
    Total current liabilities                       200,679        21,001        (1,242)      220,438

Long-term debt                                      423,878        45,333       (45,333)      423,878
Other liabilities                                   182,124             -       (25,195)      156,929
                                                  ----------    ----------   -----------    ----------

    Total liabilities                               806,681        66,334       (71,770)      801,245
                                                  ----------    ----------   -----------    ----------

Minority interest                                     2,130             -             -         2,130
                                                  ----------    ----------   -----------    ----------

Shareholder's equity:
  Class A common stock                                    -            10             -            10
  Class B common stock                                    -            44             -            44
  Additional paid-in capital                        100,769       101,090      (100,600)      101,259
  Accumulated deficit                               (66,428)      (35,837)       64,836       (37,429)
  Accumulated other comprehensive loss               (7,752)            -             -        (7,752)
                                                  ----------    ----------   -----------    ----------

    Total shareholder's equity                       26,589        65,307       (35,764)       56,132
                                                  ----------    ----------   -----------    ----------

    Total liabilities and shareholder's equity    $ 835,400     $ 131,641    $ (107,534)    $ 859,507
                                                  ==========    ==========   ===========    ==========

                                                          Consolidated Statement of Operations
                                                       For the Thirteen Weeks Ended March 31, 2002
                                                 -------------------------------------------------------
                                                                                            Sweetheart
                                                  Sweetheart    Sweetheart     Holdings      Holdings
                                                    Cup          Holdings     Elimination  Consolidated
                                                 ------------  ------------  ------------  -------------
Net sales                                         $ 296,371     $  58,589     $ ( 58,589)    $ 296,371
Cost of sales                                       273,098        53,697        (59,103)      267,692
                                                  ----------    ----------    -----------    ----------

  Gross profit                                       23,273         4,892            514        28,679

Selling, general and administrative expenses         28,176           474              -        28,650
Other expense (income), net                             (71)            -            514           443
                                                  ----------    ----------    -----------    ----------

  Operating income (loss)                            (4,832)        4,418              -          (414)

Interest expense, net                                 8,588         1,006              -         9,594
                                                  ----------    ----------    -----------    ----------

  Income   (loss)   before  income  tax
  expense (benefit),  minority interest
  and extraordinary loss                            (13,420)        3,412              -       (10,008)

Income tax expense (benefit)                         (5,358)        1,366              -        (3,992)
Minority interest in subsidiary                          40             -              -            40
                                                  ----------    ----------    -----------    ----------

 Income  (loss)  before  extraordinary
  loss                                               (8,102)        2,046              -        (6,056)

Extraordinary loss on debt extinguishment
(net  of  income  tax benefit of  $(719))             1,079             -              -         1,079
                                                  ----------    ----------    -----------    ----------

  Net income (loss)                               $  (9,181)    $   2,046     $        -     $  (7,135)
                                                  ==========    ==========    ===========    ==========

Other comprehensive income (loss):

  Net income (loss)                               $  (9,181)    $   2,046     $        -     $  (7,135)
  Foreign currency translation
    adjustment                                          159             -              -           159
  Minimum pension  liability
    adjustment (net of income taxes of
    $813)                                             1,220             -              -         1,220
                                                  ----------    ----------    -----------    ----------

  Comprehensive income (loss)                     $  (7,802)    $   2,046     $        -     $  (5,756)
                                                  ==========    ==========    ===========    ==========

                                                          Consolidated Statement of Operations
                                                       For the Thirteen Weeks Ended March 25, 2001
                                                 -------------------------------------------------------
                                                                                             Sweetheart
                                                  Sweetheart    Sweetheart     Holdings       Holdings
                                                     Cup         Holdings    Elimination   Consolidated
                                                 ------------  ------------  ------------  -------------
Net sales                                         $ 292,793     $  56,226     $  (56,226)    $ 292,793
Cost of sales                                       264,272        51,568        (56,937)      258,903
                                                  ----------    ----------    -----------    ----------

  Gross profit                                       28,521         4,658            711        33,890

Selling, general and administrative expenses         28,641           515              -        29,156
Other income, net                                    (3,973)            -            711        (3,262)
                                                  ----------    ----------    -----------    ----------

  Operating income                                    3,853         4,143              -         7,996

Interest expense, net                                 8,838         1,010              -         9,848
                                                  ----------    ----------    -----------    ----------

  Income (loss) before income tax
  expense (benefit)                                  (4,985)        3,133              -        (1,852)

Income tax expense (benefit)                         (1,945)        1,253              -          (692)
                                                  ----------    ----------    -----------    ----------

  Net income (loss)                               $  (3,040)    $   1,880     $        -     $  (1,160)
                                                  ==========    ==========    ===========    ==========

Other comprehensive income (loss):

  Net income (loss)                               $  (3,040)    $   1,880     $        -     $  (1,160)
  Foreign currency translation
    adjustment                                         (309)            -              -          (309)
  Minimum pension liability
    adjustment (net of income taxes
    of $(1,199))                                     (1,797)            -              -        (1,797)
                                                  ----------    ----------    -----------    ----------

  Comprehensive income (loss)                     $  (5,146)    $   1,880     $        -     $  (3,266)
                                                  ==========    ==========    ===========    ==========

                                                           Consolidated Statement of Operations
                                                      For the Twenty-six Weeks Ended March 31, 2002
                                                 -------------------------------------------------------
                                                                                            Sweetheart
                                                  Sweetheart    Sweetheart     Holdings      Holdings
                                                     Cup         Holdings    Elimination   Consolidated
                                                 ------------  ------------  ------------  -------------
Net sales                                         $ 617,246     $ 116,485     $ (116,485)    $ 617,246
Cost of sales                                       559,087       106,760       (117,710)      548,137
                                                  ----------    ----------    -----------    ----------

  Gross profit                                       58,159         9,725          1,225        69,109

Selling, general and administrative expenses         56,992           931              -        57,923
Other income, net                                    (4,779)            -          1,225        (3,554)
                                                  ----------    ----------    -----------    ----------

  Operating income                                    5,946         8,794              -        14,740

Interest expense, net                                16,353         2,427              -        18,780
                                                  ----------    ----------    -----------    ----------

  Income   (loss)   before  income  tax
  expense (benefit),  minority interest
  and extraordinary loss                            (10,407)        6,367              -        (4,040)

Income tax expense (benefit)                         (4,132)        2,547              -        (1,585)
Minority interest in subsidiary                          73             -              -            73
                                                  ----------    ----------    -----------    ----------

  Income (loss) before extraordinary
  loss                                               (6,348)        3,820              -        (2,528)

Extraordinary  loss  on  debt   extinguishment
(net of income tax benefit of  $(719))                1,079             -              -         1,079
                                                  ----------    ----------    -----------    ----------

  Net income (loss)                               $  (7,427)    $   3,820     $        -     $  (3,607)
                                                  ==========    ==========    ===========    ==========

Other comprehensive income (loss):

  Net income (loss)                               $  (7,427)    $   3,820     $        -     $  (3,607)
  Foreign currency translation
    adjustment                                           20             -              -            20
  Minimum pension liability
    adjustment (net of income taxes
    of $(748))                                       (1,122)            -              -        (1,122)
                                                  ---------     ----------    -----------    ----------

  Comprehensive income (loss)                     $  (8,529)    $   3,820     $        -     $  (4,709)
                                                  ==========    ==========    ===========    ==========

                                                          Consolidated Statement of Operations
                                                      For the Twenty-six Weeks Ended March 25, 2001
                                                 -------------------------------------------------------
                                                                                            Sweetheart
                                                  Sweetheart    Sweetheart     Holdings      Holdings
                                                    Cup          Holdings    Elimination   Consolidated
                                                 ------------  ------------  ------------  -------------

Net sales                                         $ 619,296     $ 116,215     $ (116,215)    $ 619,296
Cost of sales                                       557,750       106,546       (117,638)      546,658
                                                  ----------    ----------    -----------    ----------

  Gross profit                                       61,546         9,669          1,423        72,638

Selling, general and administrative expenses         57,447         1,035              -        58,482
Other income, net                                    (7,826)            -          1,423        (6,403)
                                                  ----------    ----------    -----------    ----------

  Operating income                                   11,925         8,634              -        20,559

Interest  expense, net                               17,792         1,902              -        19,694
                                                  ----------    ----------    -----------    ----------

  Income  (loss)  before income tax
  expense (benefit)                                  (5,867)        6,732              -           865

Income tax expense (benefit)                         (2,287)        2,693              -           406
                                                  ----------    ----------    -----------    ----------

  Net income (loss)                               $  (3,580)    $   4,039     $        -     $     459
                                                  ==========    ==========    ===========    ==========

Other comprehensive income (loss):

  Net income (loss)                               $  (3,580)    $   4,039     $        -     $     459
  Foreign currency translation
    adjustment                                         (523)            -              -          (523)
  Minimum pension liability
    adjustment (net of income taxes
    of $(1,850))                                     (2,775)            -              -        (2,775)
                                                  ----------    ----------    -----------    ----------

  Comprehensive income (loss)                     $  (6,878)    $   4,039     $        -     $  (2,839)
                                                  ==========    ==========    ===========    ==========

                                                                      Consolidated Statement of Cash Flows
                                                                For the Twenty-six Weeks Ended March 31, 2002
                                                          ---------------------------------------------------------
                                                                                                       Sweetheart
                                                           Sweetheart    Sweetheart     Holdings        Holdings
                                                              Cup         Holdings     Elimination    Consolidated
                                                          ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities              $  32,653     $  88,148     $  (88,148)     $  32,653
                                                           ----------    ----------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                 (13,783)            -              -        (13,783)
  Proceeds from sale of assets                                 5,262             -              -          5,262
                                                           ----------    ----------    -----------     ----------
    Net cash used in investing activities                     (8,521)            -              -         (8,521)
                                                           ----------    ----------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                    173,804             -              -        173,804
  Repayments under credit  facilities                       (196,144)            -              -       (196,144)
  Repayments of other debt                                    (3,050)            -              -         (3,050)
  Repayment of  intercompany equipment financing                   -       (88,148)        88,148              -
  Increase in cash escrow, net                                (5,253)            -              -         (5,253)
  Decrease in cash escrow, net                                   781             -              -            781
                                                           ----------    ----------    -----------     ----------
    Net cash used in financing activities                    (29,862)      (88,148)        88,148        (29,862)
                                                           ----------    ----------    -----------     ----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                    (5,730)            -              -         (5,730)

CASH AND CASH EQUIVALENTS, beginning of period                11,616             -              -         11,616
                                                           ----------    ----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of period                   $   5,886     $       -     $        -      $   5,886
                                                           ==========    ==========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                          $  17,958     $       -     $        -      $  17,958
                                                           ==========    ==========    ===========     ==========

    Income taxes paid                                      $     890     $       -     $        -      $     890
                                                           ==========    ==========    ===========     ==========

                                                                      Consolidated Statement of Cash Flows
                                                                For the Twenty-six Weeks Ended March 25, 2001
                                                          ---------------------------------------------------------
                                                                                                       Sweetheart
                                                           Sweetheart    Sweetheart     Holdings        Holdings
                                                              Cup         Holdings     Elimination    Consolidated
                                                          ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash (used in) provided by operating activities    $  (6,996)    $   9,029     $   (9,029)     $  (6,996)
                                                           ----------    ----------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                 (12,650)            -              -        (12,650)
  Payment for business acquisition                            (6,654)            -              -         (6,654)
  Due to/from SF Holdings                                        408             -              -            408
  Proceeds from sale of assets                                   322             -              -            322
                                                           ----------    ----------    -----------     ----------
    Net cash used in investing activities                    (18,574)            -              -        (18,574)
                                                           ----------    ----------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                     32,263             -              -         32,263
  Repayments of other debt                                    (3,996)            -              -         (3,996)
  Repayment of  intercompany equipment financing                   -        (9,029)         9,029              -
  Increase in cash in escrow                                      (7)            -              -             (7)
  Decrease in cash in escrow                                       -             -              -              -
                                                           ----------    ----------    -----------     ----------
    Net cash provided by (used in) financing activities       28,260        (9,029)         9,029         28,260
                                                           ----------    ----------    -----------     ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                     2,690             -              -          2,690

CASH AND CASH EQUIVALENTS, beginning of period                 4,828             -              -          4,828
                                                           ----------    ----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of period                   $   7,518     $       -     $        -      $   7,518
                                                           ==========    ==========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                          $  13,199     $       -     $        -      $  13,199
                                                           ==========    ==========    ===========     ==========

    Income taxes paid                                      $       9     $       -     $        -      $       9
                                                           ==========    ==========    ===========     ==========




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand for Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup"), and collectively with its other subsidiaries, (the "Company") products, potential equipment malfunctions and pending litigation. For additional information, see the annual reports on Form 10-K/A of Sweetheart Holdings and Form 10-K of The Fonda Group, Inc. ("Fonda") for Fiscal 2001.


General

         The Company believes it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products at all major price points under both branded and private labels to institutional foodservice, consumer foodservice and food packaging customers. The Company markets its products under its well recognized:
Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM), Go Cup(R), Silent Service(R), Centerpiece(R), Basix(R), Guildware(R), Simple Elegance(R), Sensations(R), Hoffmaster(R), Paper Art(R), and Touch of Color(R) brands.

         The Company's product offerings cover a broad range within the industry, including (i) paper, plastic and foam foodservice products, primarily cups, lids, plates, bowls, plastic cutlery, food trays and food containers; (ii) tissue and specialty foodservice products, primarily napkins, table covers, placemats and lunch bags; and (iii) food packaging products, primarily containers for the dairy and food processing industries. To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at customers' plants. Types of products packaged in the Company's machines include: ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts. The Company also sells paper converting equipment used primarily in the manufacture of paper cups and food containers.

         The Company sells its products to institutional foodservice and consumer customers, including large national accounts, located throughout the United States, Canada and Mexico. The Company has developed and maintained long-term relationships with many of its customers. The Company's institutional foodservice customers include (i) major foodservice distributors, (ii) national accounts, including quick service restaurants and catering services, and (iii) schools, hospitals and (iv) other major institutions. The Company's consumer customers include (i) supermarkets, (ii) mass merchandisers, (iii) warehouse clubs, (iv) party good stores and (v) other retailers. The Company's food packaging customers include (i) national and regional dairy and (ii) food companies.

         Raw materials are critical components of the Company's cost structure. The prices for these raw materials may fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact from raw materials price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw materials prices decrease over a period of several months, the Company may suffer margin erosion on the sale of such inventory.

         The Company's business is seasonal with a majority of its net cash flow from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that the Company's cash flow from operations is insufficient to provide working capital necessary to fund its requirements, the Company will need to borrow under its credit facility or seek other sources of capital. The Company believes that funds available under such credit facility together with cash generated from operations, will be adequate to provide for cash requirements for the next twelve months.


Recent Developments

         Pursuant to an agreement, dated as of March 22, 2002 by and among Dennis Mehiel, the Company's Chairman and Chief Executive Officer, SF Holdings Group, Inc. ("SF Holdings"), American Industrial Partners Management Company, Inc., American Industrial Partners Capital Fund L.P.("AIP") and the other stockholders of Sweetheart Holdings signatory to that certain Stockholders' Agreement, dated as of March 12, 1998, (together with AIP and any permitted transferee of shares of Class A common stock or Class B common stock of Sweetheart Holdings ("the Shares"), the "Original Stockholders"), all of the outstanding Shares not held by SF Holdings (which consisted of 52% of the voting stock of Sweetheart Holdings) were delivered to SF Holdings and exchanged for 96,000 shares of Class C common stock of SF Holdings. As a result, SF Holdings became the sole beneficial owner of 100% of the issued and outstanding capital stock of Sweetheart Holdings. In addition and in connection therewith, the Stockholders Agreement and related stockholders' right agreement were terminated.

         On March 25, 2002, Sweetheart Cup entered into a supplemental indenture to the Indenture (the "Indenture") governing its $110 million 10 1/2% Senior Subordinated Notes due 2003 (the "$110 Senior Subordinated Notes") to amend the definition of "Change of Control" in the Indenture to substitute Dennis Mehiel, the Company's Chairman and Chief Executive Officer, for AIP, and to make certain other conforming changes. The Company offered to pay $5.00 for each $1,000 in principal amount of the $110 Senior Subordinated Notes (the "Consent Fee") to holders of the $110 Senior Subordinated Notes who had properly furnished, and not revoked, their consent on or prior to the expiration date of the consent solicitation (the "Consent Solicitation"). As a result of the consummation of the Consent Solicitation, the $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. Sweetheart Cup paid the Consent Fee to the holders of the $110 Senior Subordinated Notes who consented prior to the expiration of the Consent Solicitation. Such Consent Fees has been capitalized in other assets and is being amortized over the term of the $110 Senior Subordinated Notes.

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, Fonda was merged (the "Merger") with and into Sweetheart Cup, with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup is a wholly owned subsidiary of Sweetheart Holdings which is a wholly owned subsidiary of SF Holdings. Sweetheart Holdings and Fonda are under common control, and therefore, the transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying financial information has been restated for all periods presented.


Thirteen Weeks Ended March 31, 2002 Compared to Thirteen Weeks Ended March 25, 2001 (Unaudited)

         Net sales increased $3.6 million, or 1.2%, to $296.4 million for the thirteen weeks ended March 31, 2002 compared to $292.8 million for the thirteen weeks ended March 25, 2001, reflecting a 4.5% increase in sales volume and a 3.3% decrease in average realized sales price. Sales volumes increased as a result of incremental sales obtained from the Company's acquisition of an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global") in April 2001 and the Company's acquisition of substantially all of the property, plant and equipment, intangible and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") in August 2001. Average realized prices decreased as a result of lower raw material costs and competitive pressures.

         Gross profit decreased $5.2 million, or 15.3%, to $28.7 million for the thirteen weeks ended March 31, 2002 compared to $33.9 million for the thirteen weeks ended March 25, 2001. As a percentage of net sales, gross profit decreased to 9.7% for the thirteen weeks ended March 31, 2002 from 11.6% for the thirteen weeks ended March 25, 2001. The decrease in gross profit reflects lower fixed costs absorption as the Company's inventory production decreased from the prior year. In addition, gross profit was negatively impacted by lower average realized sales prices reflecting decreases in raw material costs and manufacturing inefficiencies related to the Company's initiatives to rationalize, consolidate and improve its manufacturing facilities.

         Selling, general and administrative expense decreased $0.5 million, or 1.7%, to $28.7 million for the thirteen weeks ended March 31, 2002 compared to $29.2 million for the thirteen weeks ended March 25, 2001. This decrease is primarily due to reductions in variable compensation costs of $0.3 million, promotional advertising expenses of $0.4 million and information technology costs of $0.4 million. These favorable changes were partially offset by an increase in bad debt expense of $0.5 million due to recent customer bankruptcy filings.

         Other expense (income), net decreased $3.7 million, or 112.1%, to an expense of $0.4 million for the thirteen weeks ended March 31, 2002 compared to income of $3.3 million for the thirteen weeks ended March 25, 2001. This decrease is primarily due to $2.6 million of costs incurred in association with the rationalization, consolidation and improvement of the Company's manufacturing facilities.

         Operating income (loss) decreased $8.4 million, or 105%, to a loss of $0.4 million for the thirteen weeks ended March 31, 2002 compared to income of $8.0 million for the thirteen weeks ended March 25, 2001, due to the reasons stated above.

         Interest expense, net decreased $0.2 million, or 2.0%, to $9.6 million for the thirteen weeks ended March 31, 2002 compared to $9.8 million for the thirteen weeks ended March 25, 2001. This decrease is attributable to lower interest rates on higher average balances which was partially offset by the increase in coupon interest on the $110 Senior Subordinated Notes which was effective March 1, 2002.

         Income tax expense (benefit) increased $3.3 million, or 471.4%, to $4.0 million in the thirteen weeks ended March 31, 2002 compared to $0.7 million for the thirteen weeks ended March 25, 2001 as a result of a larger pre-tax loss. The effective rates for the thirteen weeks ended March 31, 2002 and the thirteen weeks ended March 25, 2001 were 40% and 37%, respectively.

         Minority interest in subsidiary was $40,000 in the thirteen weeks ended March 31, 2002. This amount represents the 20% ownership of Global's income for the thirteen weeks ended March 31, 2002.

         Extraordinary loss on debt extinguishment was $1.1 million net of the income tax benefit in the thirteen weeks ended March 31, 2002 resulting from the refinancing of the Company's Senior Credit Facility.

         Net income (loss) increased $5.9 million, or 491.7%, to a $7.1 million loss for the thirteen weeks ended March 31, 2002 compared to a loss of $1.2 million for the thirteen weeks ended March 25, 2001, due to the reasons stated above.


Twenty-six Weeks Ended March 31, 2002 Compared to Twenty-six Weeks Ended March 25, 2001 (Unaudited)

         Net sales decreased $2.1 million, or 0.3%, to $617.2 million for the twenty-six weeks ended March 31, 2002 compared to $619.3 million for the twenty-six weeks ended March 25, 2001, reflecting a 2.1% decrease in average realized sales price and a 1.8% increase in sales volume. Average realized prices decreased as a result of lower raw material costs and competitive pressures. Sales volumes increased as a result of incremental sales obtained from the Company's acquisitions of Global in April 2001 and Dopaco in August 2001.

         Gross profit decreased $3.5 million, or 4.8%, to $69.1 million for the twenty-six weeks ended March 31, 2002 compared to $72.6 million for the twenty-six weeks ended March 25, 2001. As a percentage of net sales, gross profit decreased to 11.2% for the twenty-six weeks ended March 31, 2002 from 11.7% for the twenty-six weeks ended March 25, 2001. The decrease in gross profit reflects a decrease in fixed costs absorption as the Company's inventory production was down from prior year. In addition, gross profit was negatively impacted by lower average realized sales prices reflecting decreases in material cost and manufacturing inefficiencies related to the Company's consolidation initiatives.

         Selling, general and administrative expense decreased $0.6 million, or 1.0%, to $57.9 million for the twenty-six weeks ended March 31, 2002 compared to $58.5 million for the twenty-six weeks ended March 25, 2001. This decrease in expense is primarily due to reductions in variable compensation costs of $1.7 million and information technology costs of $0.3 million. These favorable changes were partially offset by an in increase in bad debt expense of $1.3 million due to recent customer bankruptcy filings.

         Other expense (income), net decreased $2.8 million, or 43.8%, to $3.6 million for the twenty-six weeks ended March 31, 2002 compared $6.4 million for the twenty-six weeks ended March 25, 2001. This decrease is primarily due to $4.4 million of costs incurred in association with the rationalization, consolidation and improvement of the Company's manufacturing facilities which was partially offset by a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire.

         Operating income (loss) decreased $5.9 million, or 28.6%, to $14.7 million for the twenty-six weeks ended March 31, 2002 compared to $20.6 million for the twenty-six weeks ended March 25, 2001, due to the reasons stated above.

         Interest expense, net decreased $0.9 million, or 4.6%, to $18.8 million for the twenty-six weeks ended March 31, 2002 compared to $19.7 million for the twenty-six weeks ended March 25, 2001. This decrease is attributable to lower interest rates on higher average balances which was partially offset by the increase in coupon interest on the $110 Senior Subordinated Notes which was effective March 1, 2002.

         Income tax expense (benefit) decreased $2.0 million, or 500%, to a benefit of $1.6 million in the twenty-six weeks ended March 31, 2002 compared to an expense of $0.4 million for the twenty-six weeks ended March 25, 2001 as a result of lower pre-tax earnings. The effective rates for the twenty-six weeks ended March 31, 2002 and the twenty-six weeks ended March 25, 2001 were 39% and 47%, respectively.

         Minority interest was $73,000 in the twenty-six weeks ended March 31, 2002. This amount represents the 20% ownership of Global's income for the twenty-six weeks ended March 31, 2002.

         Extraordinary loss on debt extinguishment was $1.1 million net of the income tax benefit in the twenty-six weeks ended March 31, 2002 resulting from the refinancing of the Company's Senior Credit Facility.

         Net income (loss) increased $4.1 million, or 820%, to a loss of $3.6 million for the twenty-six weeks ended March 31, 2002 compared to income of $0.5 million for the twenty-six weeks ended March 25, 2001, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In the twenty-six weeks ended March 31, 2002, the Company funded its capital expenditures from a combination of cash generated from operations, borrowings from the revolving credit facility and funds generated from asset sales. The Company expects to continue this method of funding for the remainder of its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities was $32.7 million in the twenty-six weeks ended March 31, 2002 compared to net cash used in operating activities of $7.0 million in the twenty-six weeks ended March 25, 2001. This increase is primarily due to better collection of receivables, a reduction in inventories and improved accounts payable management.

         Net cash used in investing activities was $8.5 million in the twenty-six weeks ended March 31, 2002 compared to $18.6 million in the twenty-six weeks ended March 25, 2001. This decrease is primarily due to the receipt of proceeds from the sale of the Manchester, New Hampshire facility in the twenty-six weeks ended March 31, 2002 and the Company's purchase of substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. in the twenty-six weeks ended March 25, 2001.

         Net cash used in financing activities was $29.9 million in the twenty-six weeks ended March 31, 2002 compared to net cash provided by financing activities of $28.3 million in the twenty-six weeks ended March 25, 2001. This change is primarily due to the reduction of the Company's Senior Credit Facility balances, the proceeds received from the sale of the Manchester, New Hampshire facility and cash generated from operations.

         Working capital decreased $35.6 million to $214.9 million at March 31, 2002 from $250.5 million at September 30, 2001. This decrease resulted from current assets decreasing $33.7 million, primarily due to improved collection of receivables and management of inventories.

         Capital expenditures for the twenty-six weeks ended March 31, 2002 were $13.8 million compared to $12.7 million for the twenty-six weeks ended March 25, 2001. Capital expenditures in the twenty-six weeks ended March 31, 2002 included $6.1 million for new production equipment; $4.2 million associated with the implementation of the Company's consolidation program; $2.7 million for
facility   improvements   and  $0.8  million   primarily  for  routine   capital
improvements.

         On March 25, 2002, the Company refinanced its senior revolving credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"), which replaced each of Sweetheart Cup's and Fonda's existing domestic revolving credit and term loan facilities. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the $110 Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility shall terminate on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of the lesser of $235 million less the balance of the term loans or $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For the twenty-six weeks ended March 31, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.92%. The Senior Credit Facility is collateralized by the Company's accounts, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of March 31, 2002, $52.5 million was available under the Senior Credit Facility.

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $18.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. As of March 31, 2002, Cdn $2.3 million (approximately US $1.4 million) was available under the revolving facility and the term loan balance was Cdn $13.4 million (approximately US $8.4 million) under the Canadian Credit Facility.

         In connection with a sale-leaseback transaction, on June 15, 2000, Sweetheart Cup, and Sweetheart Holdings sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million.

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

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the $110 Senior Subordinated Notes. Interest on the $110 Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September
1. As a result of the consummation of the Consent Solicitation, the $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. The $110 Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The $110 Senior Subordinated Notes are Subordinated in right of payment to the prior payment in full of all borrowings under the Senior Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited. The $110 Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         In Fiscal 1997, the Company issued $120 million of 9-1/2% Series A Senior Subordinated Notes due 2007 (the "$120 Senior Subordinated Notes") with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of the Senior Credit Facility. The Company may, at its election, redeem the $120 Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The $120 Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the $120 Senior Subordinated Notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest.

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

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by June 30, 2002. As of March 31 2002, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.1 million, which amount has been fully reserved by the Company.

         On November 29, 2001, the liquidating trustee of Ace Baking Company, Limited Partnership, filed a Complaint for Avoidance of Transfers and Disallowance or Subordination of Claims against the Company in the United States Bankruptcy Court Eastern District of Wisconsin. The Complaint, among other things, seeks to avoid a portion of the consideration paid by Ace Baking Company to the Company, as a fraudulent transfer, in connection with the sale by the Company of its bakery business to Ace Baking in November 1997. In addition, the trustee alleges that certain subsequent payments made by Ace Baking to the Company in connection with such sales are avoidable preferences. On April 12, 2002, the parties entered into a settlement agreement, pursuant to which the complaint has been dismissed with prejudice, the effect of which does not have any material adverse effect on the Company.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of March 31, 2002, the outstanding indebtedness under the Senior Credit Facility was $166.6 million and the Canadian Credit Facility was $15.0 million in U.S. dollars. As of March 31, 2002, $52.5 million was available under the Senior Credit Facility and Cdn $2.3 million (approximately US $1.4 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.1 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

                           PART II - OTHER INFORMATION

Item 5.  OTHER INFORMATION

         On April 9, 2002, the Company filed a current report on Form 8-K reporting, among other things, the Merger. The following are the financial statements and pro forma financial information required by item 7 of Form 8-K as a result of the Merger.

     (a) Pursuant to the filing requirements under Item 7 (a) of Form 8-K, we hereby incorporate by reference the Form 10-K/A of Sweetheart Holdings Inc. and the Form 10-K of The Fonda Group, Inc. for the fiscal year ended September 30, 2001.

     (b) Set forth below is the unaudited pro forma statement of operations for the year ended September 30, 2001 as required by Article 11 of Regulation S-X.

                                             Sweetheart
                                              Holdings        Fonda        Intercompany       Pro Forma
                                             Historical     Historical     Eliminations       Combined
                                            ------------   ------------    ------------    ---------------
Net sales                                    $ 981,348      $ 366,969       $ (31,645)      $ 1,316,672
Cost of sales                                  879,905        295,480         (31,579)        1,143,806
                                             ----------     ----------      ----------      -------------

  Gross profit                                 101,443         71,489             (66)          172,866

Selling, general and administrative
  expenses                                      65,943         47,288               -           113,231
Restructuring charge                                 -            504               -               504
Asset impairment expense                         2,244              -               -             2,244
Other income, net                               (9,167)          (669)              -            (9,836)
                                             ----------     ----------      ----------      ------------

  Operating income                              42,423         24,366             (66)           66,723

Interest expense, net                           23,519         15,400               -            38,919
                                             ----------     ----------      ----------      ------------

  Income  before  income  tax
  expense    and     minority
  interest                                      18,904          8,966             (66)           27,804

Income tax expense                               7,561          3,685             (26)           11,220
Minority interest in subsidiary                     68              -               -                68
                                             ----------     ----------      ----------      ------------

  Net income                                 $  11,275      $   5,281       $     (40)      $    16,516
                                             ==========     ==========      ==========      ============

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               10.66Third Amended and Restated Loan and Security Agreement dated as of March 25, 2002 among the financial institutions named herein as the lenders and Bank of America, N.A. as the agent and Sweetheart Cup Company, Inc. as the borrower and Sweetheart Holdings Inc. as the parent and Bank of America Securities LLC. as sole arranger and sole book manager


               23.1 Consent of Deloitte & Touche LLP
               23.2 Consent of Deloitte & Touche LLP

         (b)   Reports on Form 8-K:

               A report on Form 8-K was filed on February 14, 2002 under Item 5,
               Item 7 and Item 9.

               A report on Form 8-K was filed on February 15, 2002 under Item 5 and Item 7.

               A report on Form 8-K was filed on March 6, 2002  under Item 5 and
               Item 7.

               A report  on Form 8-K was filed on April 9,  2002  under  Item 1,
               Item 5 and Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                      SWEETHEART HOLDINGS INC.
                                      (registrant)

Date:  April 30, 2002                 By:  /s/ Hans H. Heinsen
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