Form 10-Q
period 2002-06-30
SWEETHEART HOLDINGS INC \DE\
filed 2002-08-06
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 for the Thirty-nine Weeks Ended August 6, 2002

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of July 31, 2002:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 12.0% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                         (Unaudited)
                                                                           June 30,       September 30,
                                                                             2002             2001
                                                                        -------------   -----------------
                                  Assets
Current assets:
  Cash and cash equivalents                                               $   8,020        $  11,616
  Cash in escrow                                                                131                8
  Receivables, less allowances of $4,747 and $3,395                         162,092          170,122
  Inventories                                                               206,571          225,021
  Deferred income taxes                                                      23,507           24,185
  Assets held for sale                                                        5,275            7,368
  Other current assets                                                       33,972           32,645
                                                                          ----------       ----------
    Total current assets                                                    439,568          470,965

Property, plant and equipment, net                                          257,308          260,666
Deferred income taxes                                                        34,109           30,349
Spare parts                                                                  13,415           12,077
Goodwill, net                                                                41,737           43,593
Due from SF Holdings                                                         17,962           17,898
Other assets                                                                 24,903           23,959
                                                                          ----------       ----------

    Total assets                                                          $ 829,002        $ 859,507
                                                                          ==========       ==========

                  Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                        $ 104,761         $ 96,072
  Accrued payroll and related costs                                          41,994           46,892
  Other current liabilities                                                  49,865           50,257
  Current portion of deferred gain on sale of assets                         10,203           10,275
  Current portion of long-term debt                                           9,914           16,942
                                                                          ----------       ----------
    Total current liabilities                                               216,737          220,438

Commitments and contingencies  (See Notes)

Deferred income taxes                                                         4,334            4,334
Long-term debt                                                              421,591          423,878
Deferred gain on sale of assets                                              75,435           83,672
Other liabilities                                                            61,286           68,923
                                                                          ----------       ----------

    Total liabilities                                                       779,383          801,245
                                                                          ----------       ----------

Minority interest                                                             2,243            2,130
                                                                          ----------       ----------

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                          10               10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                          44               44
  Additional paid-in capital                                                101,150          101,259
  Accumulated deficit                                                       (44,559)         (37,429)
  Accumulated other comprehensive loss                                       (9,269)          (7,752)
                                                                          ----------       ----------
    Total shareholder's equity                                               47,376           56,132
                                                                          ----------       ----------

    Total liabilities and shareholder's equity                            $ 829,002         $859,507
                                                                          ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                           For the        For the        For the        For the
                                           Thirteen       Thirteen     Thirty-nine    Thirty-nine
                                         weeks ended    weeks ended    weeks ended    weeks ended
                                          June 30,        June 24,       June 30,       June 24,
                                            2002            2001           2002           2001
                                        -------------  -------------  -------------  -------------

Net sales                                 $ 340,245      $ 342,072      $ 957,491      $ 961,368
Cost of sales                               299,635        291,412        847,772        838,070
                                          ----------     ----------     ----------     ----------

  Gross profit                               40,610         50,660        109,719        123,298

Selling, general and administrative
  expenses                                   28,082         24,443         86,005         82,641
Other expense (income), net                   8,877           (894)         5,323         (7,013)
                                          ----------     ----------     ----------     ----------

  Operating income                            3,651         27,111         18,391         47,670

Interest  expense,  net of interest
income of  $61, $-, $151 and $45              9,454          9,635         28,234         29,329
                                          ----------     ----------     ----------     ----------

  Income  (loss) before income
  tax, minority interest   and
  extraordinary loss                         (5,803)        17,476         (9,843)        18,341

Income tax (benefit) expense                 (2,320)         6,843         (3,905)         7,248
Minority interest in subsidiary                  40             57            113             57
                                          ----------     ----------     ----------     ----------

  Income    (loss)      before
  extraordinary loss                         (3,523)        10,576         (6,051)        11,036

Extraordinary   loss  on  debt
extinguishment  (net of income
tax benefit of $(719))                            -              -          1,079              -
                                          ----------     ----------     ----------     ----------

  Net income (loss)                       $  (3,523)     $  10,576      $  (7,130)     $  11,036
                                          ==========     ==========     ==========     ==========

Other comprehensive income (loss):

  Net income (loss)                       $  (3,523)     $  10,576      $  (7,130)     $  11,036

  Foreign currency translation
    Adjustment                                 (196)           524           (176)             1
  Minimum pension liability
    adjustment (net  of  income
    tax of $(146), $285, $(894)                (219)           427         (1,341)        (2,348)
    and $(1,565))                         ----------     ----------     ----------     ----------

  Comprehensive income (loss)             $  (3,938)     $  11,527      $  (8,647)     $   8,689
                                          ==========     ==========     ==========     ==========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           For the                   For the
                                                                      Thirty-nine weeks         Thirty-nine weeks
                                                                        ended June 30,            ended June 24,
                                                                            2002                      2001
                                                                    ---------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                       $  (7,130)                $  11,036

  Adjustments  to  reconcile  net  income  (loss)
    to net cash  provided  by operating activities:
    Depreciation and amortization                                            26,723                    22,948
    Amortization of deferred gain                                            (7,689)                   (7,707)
    Deferred income tax expense                                                   -                     5,059
    (Gain) loss on sale of assets                                            (3,107)                       78
    Changes in operating assets and liabilities:
      Receivables                                                             8,030                    (7,434)
      Inventories                                                            18,450                     7,352
      Other current assets                                                   (1,326)                   (4,087)
      Other assets                                                           (6,765)                    2,347
      Accounts payable                                                        8,689                   (12,705)
      Accrued payroll and related costs                                      (4,898)                   (9,103)
      Other current liabilities                                              (2,744)                    2,107
      Other liabilities                                                     (10,421)                   (3,877)
      Other, net                                                              1,046                      (356)
                                                                          ----------                ----------
        Net cash provided by operating activities                            18,858                     5,658
                                                                          ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                                (17,589)                  (21,690)
  Payment for business acquisition                                                -                   (18,827)
  Due to/from SF Holdings                                                       (64)                      502
  Proceeds from sale of assets                                                5,280                       369
                                                                          ----------                ----------
        Net cash used in investing activities                               (12,373)                  (39,646)
                                                                          ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowing under credit  facilities                                    191,522                    42,394
  Repayment under credit  facilities                                       (196,144)                        -
  Repayments of other debt                                                   (5,336)                   (5,736)
  Increase in cash in escrow                                                 (4,581)                     (764)
  Decrease in cash in escrow                                                  4,458                         -
                                                                          ----------                ----------
        Net cash (used in) provided by financing activities                 (10,081)                   35,894
                                                                          ----------                ----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                (3,596)                    1,906

CASH AND CASH EQUIVALENTS, beginning of period                               11,616                     4,828
                                                                          ----------                ----------

CASH AND CASH EQUIVALENTS, end of period                                  $   8,020                 $   6,734
                                                                          ==========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

           Interest paid                                                  $  19,890                 $  23,202
                                                                          ==========                ==========

           Income taxes paid                                              $     808                 $     619
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

         Pursuant to an agreement, dated as of March 22, 2002 by and among Dennis Mehiel, the Company's Chairman and Chief Executive Officer, SF Holdings, American Industrial Partners Management Company, Inc., American Industrial Partners Capital Fund L.P. ("AIP") and the other stockholders of Sweetheart Holdings signatory to that certain Stockholders' Agreement, dated as of March 12, 1998, (together with AIP and any permitted transferee of shares of Class A common stock or Class B common stock of Sweetheart Holdings ("the Shares"), the "Original Stockholders"), all of the outstanding Shares not held by SF Holdings (which consisted of 52% of the voting stock of Sweetheart Holdings) were delivered to SF Holdings and exchanged for 96,000 shares of Class C common stock of SF Holdings. As a result, SF Holdings became the sole beneficial owner of 100% of the issued and outstanding capital stock of Sweetheart Holdings. In addition and in connection therewith, the Stockholders Agreement and related stockholders' right agreement were terminated.

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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but subject to an impairment test on an annual basis. The Company has adopted SFAS No. 141 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In October 2001, the FASB issued pronouncement SFAS No. 144, Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, ("APB No. 30") Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

         In April 2002, the FASB issued pronouncement SFAS No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. In accordance with the statement, any gain or loss on extinguishment of debt that does not meet the criteria in APB No. 30 will no longer be classified as an extraordinary item for all periods presented. This statement is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                      (Unaudited)
                                        June 30,         September 30,
                                          2002                2001
                                    ---------------    -----------------

Raw materials and supplies             $  47,679           $  55,955
Finished products                        148,863             158,297
Work in progress                          10,029              10,769
                                       ----------          ----------
  Total inventories                    $ 206,571           $ 225,021
                                       ==========          ==========


(4)  RELATED PARTY TRANSACTIONS

         All of the affiliates (other than Fibre Marketing , LLC, a waste recovery business in which the Company has a 25% interest ("Fibre Marketing")) referenced below are directly or indirectly under the common ownership of the Company's Chief Executive Officer. The Company believes that the transactions described below which were entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         During the thirty-nine weeks ended June 30, 2002, the Company sold $5.5 million of scrap paper and plastic to Fibre Marketing Group. Accounts receivable as of June 30, 2002 included $1.2 million due from Fibre Marketing.

         On November 1, 2001, Fibre Marketing issued to Fonda and Sweetheart Cup promissory notes in the aggregate principal amount of approximately $1.2 million in exchange for outstanding accounts receivable from Fibre Marketing. The notes are secured by all of Fibre Marketing's account receivables, bear interest at an annual rate of 7.0% and are payable in 36 equal monthly installments. As of June 30, 2002, $1.0 million is due to the Company.

         During the thirty-nine weeks ended June 30, 2002, the Company purchased $8.2 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a company in which the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock, and $0.8 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Accounts payable, as of June 30, 2002 included $1.2 million due to Box USA.

         The Company had a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06% at June 30, 2002. The loan is payable upon demand.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the thirty-nine weeks ending June 30, 2002 and the thirty-nine weeks ending June 24, 2001, rental payments under this lease were $2.8 million and $2.6 million, respectively. Annual rental payments under the 20 year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During  Fiscal  2000,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During the thirty-nine weeks ending June 30, 2002 and the thirty-nine weeks ending June 24, 2001, rental payments under this lease were $1.1 million and $1.0 million, respectively. Annual rental payments under the 20 year lease are $1.5 million in the first year, which escalates at a rate of 2% each year thereafter.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased is $0.1 million during the thirty-nine weeks ending June 30, 2002.

         During the thirty-nine weeks ended June 24, 2001, the Company sold $5.2 million of scrap paper and plastic to Fibre Marketing. Accounts receivable as of June 24, 2001 included $2.5 million due from Fibre Marketing and $0.7 million due from SF Holdings.

         During the thirty-nine weeks ended June 24, 2001, the Company purchased $5.7 million of corrugated containers from Box USA and $0.8 million of travel services from Emerald Lady. Accounts payable, as of June 24, 2001, included $0.5 million due to Box USA.

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


(5)  LONG-TERM DEBT OBLIGATIONS

         On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007. As of June 30, 2002, $2.0 million was outstanding at an annual interest rate of 3.0%.

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

         On March 25, 2002, the Company refinanced its senior revolving credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"), which replaced each of Sweetheart Cup's and Fonda's existing domestic revolving credit and term loan facilities. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the $110 Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility shall terminate on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of the lesser of $235 million less the balance of the term loans or $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For the thirty-nine weeks ended June 30, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.85%. The Senior Credit Facility is collateralized by the Company's accounts, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of June 30, 2002, $31.7 million was available under the Senior Credit Facility.

         Extraordinary loss on debt extinguishment was $1.1 million, net of the income tax benefit in the thirty-nine weeks ended June 30, 2002, resulting from the refinancing of the Company's Senior Credit Facility.


(6)  SF HOLDINGS STOCK OPTION PLAN

         During the thirty-nine weeks ended June 24, 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $47,000 and $104,000 for the thirty-nine weeks ended June 30, 2002 and the thirty-nine weeks ended June 24, 2001, respectively.

(7)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                         (Unaudited)
                                          June 30,        September 30,
                                            2002              2001
                                        -------------    ---------------

Foreign currency translation adjustment   $ (1,987)         $ (1,811)
Minimum pension liability adjustment        (7,282)           (5,941)
                                          ---------         ---------

  Accumulated other comprehensive loss    $ (9,269)         $ (7,752)
                                          =========         =========


(8)  OTHER EXPENSE (INCOME), NET

         During the thirty-nine weeks ended June 30, 2002, the Company realized $7.7 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, during the thirty-nine weeks ended June 30, 2002, the Company recognized a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. These gains were offset by a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998 and the Company's write-off of $2.6 million of assets related to business initiatives which were abandoned subsequent to the Merger. Additionally, the Company incurred $7.6 million of costs in connection with the rationalization, consolidation and improvement of the Company's manufacturing facilities. Included in the $7.6 million of costs is a $1.6 million restructuring reserve which the Company established in conjunction with a workforce reduction program as a result of the Company's consolidation initiatives. The workforce reduction program was approved by management on June 19, 2002 and announced to employees on June 28, 2002. Severance payments of $1.6 million will be paid in the fourth quarter of Fiscal 2002 and the first three quarters of Fiscal 2003. The $1.6 million reserve has been included in the "Other current liabilities" on the consolidated balance sheet as of June 30, 2002.

         During the thirty-nine weeks ended June 24, 2001, the Company realized $7.7 million due to the amortization of the deferred gain in connection with the Fiscal 2000 sale-leaseback transaction. Also, during the thirty-nine weeks ended June 24, 2001, the Company recognized $1.1 million of expense in association with the relocation of a manufacturing facility from Somerville, Massachusetts to North Andover, Massachusetts.


(9)  CONTINGENCIES

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. The Company carries business interruption insurance and has filed a claim with the insurance company. Settlement of the recovery amount is to be determined.

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States

Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by December 31, 2002. As of June 30, 2002, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.6 million, which amount has been fully reserved by the Company.

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




                                                                  Consolidated Balance Sheet
                                                                         June 30, 2002
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup         Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------

                      Assets
Current assets:
  Cash and cash equivalents                         $   8,020     $       -     $        -      $   8,020
  Cash in escrow                                          131             -              -            131
  Receivables                                         208,333             -        (46,241)       162,092
  Raw materials inventory                              47,679             -              -         47,679
  Work in progress inventory                           10,029             -              -         10,029
  Finished goods inventory                            148,863             -              -        148,863
  Assets held for sale                                      -         5,275              -          5,275
  Other current assets                                 57,479         2,517         (2,517)        57,479
                                                    ----------    ----------    -----------     ----------
      Total current assets                            480,534         7,792        (48,758)       439,568

  Property, plant and equipment, net                  257,308             -              -        257,308
  Other assets                                        143,164       107,592       (118,630)       132,126
                                                    ----------    ----------    -----------     ----------

      Total assets                                  $ 881,006     $ 115,384     $ (167,388)     $ 829,002
                                                    ==========    ==========    ============    ==========

       Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                  $ 104,761     $       -     $        -      $ 104,761
  Other current liabilities                           114,493             -         (2,517)       111,976
                                                   -----------   -----------    -----------     ----------
      Total current liabilities                       219,254             -         (2,517)       216,737

Long-term debt                                        421,591        46,241        (46,241)       421,591
Other liabilities                                     223,921             -        (82,866)       141,055
                                                    ----------    ----------    -----------     ----------

      Total liabilities                               864,766        46,241       (131,624)       779,383
                                                    ----------    ----------    -----------     ----------

Minority interest                                       2,243             -              -          2,243
                                                    ----------    ----------    -----------     ----------

Shareholder's equity:
  Class A common stock                                      -            10              -             10
  Class B common stock                                      -            44              -             44
  Additional paid-in capital                          100,660       101,090       (100,600)       101,150
  Accumulated deficit                                 (77,394)      (32,001)        64,836        (44,559)
  Accumulated other comprehensive loss                 (9,269)            -              -         (9,269)
                                                    ----------    ----------    -----------     ----------
      Total shareholder's equity                       13,997        69,143        (35,764)        47,376
                                                    ----------    ----------    -----------     ----------

      Total liabilities and shareholder's equity    $ 881,006     $ 115,384     $ (167,388)     $ 829,002
                                                    ==========    ==========    ===========     ==========

                                                                    Consolidated Balance Sheet
                                                                        September 30, 2001
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup         Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------

                     Assets
Current assets:
  Cash and cash equivalents                         $  11,616     $       -     $        -      $  11,616
  Cash in escrow                                            8             -              -              8
  Receivables                                         216,688             9        (46,575)       170,122
  Raw materials inventory                              55,955             -              -         55,955
  Work in progress inventory                           10,769             -              -         10,769
  Finished goods inventory                            158,297             -              -        158,297
  Assets held for sale                                      -         7,368              -          7,368
  Other current assets                                 56,830             -              -         56,830
                                                   -----------    ----------    -----------     ----------
      Total current assets                            510,163         7,377        (46,575)       470,965

Property, plant and equipment, net                    182,117       102,768        (24,219)       260,666
Other assets                                          143,120        21,496        (36,740)       127,876
                                                    ----------    ----------    -----------     ----------

      Total assets                                  $ 835,400     $ 131,641     $ (107,534)     $ 859,507
                                                    ==========    ==========    ===========     ==========

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                  $  89,840     $   6,232     $        -      $  96,072
  Other current liabilities                           110,839        14,769         (1,242)       124,366
                                                    ----------    ----------    -----------     ----------
      Total current liabilities                       200,679        21,001         (1,242)       220,438

Long-term debt                                        423,878        45,333        (45,333)       423,878
Other liabilities                                     182,124             -        (25,195)       156,929
                                                    ----------    ----------    -----------     ----------

      Total liabilities                               806,681        66,334        (71,770)       801,245
                                                    ----------    ----------    -----------     ----------

Minority interest                                       2,130             -              -          2,130
                                                    ----------    ----------    -----------     ----------

Shareholder's equity:
  Class A common stock                                      -            10              -             10
  Class B common stock                                      -            44              -             44
  Additional paid-in capital                          100,769       101,090       (100,600)       101,259
  Accumulated deficit                                 (66,428)      (35,837)        64,836        (37,429)
  Accumulated other comprehensive loss                 (7,752)            -              -         (7,752)
                                                    ----------    ----------    -----------     ----------
        Total shareholder's equity                     26,589        65,307        (35,764)        56,132
                                                    ----------    ----------    -----------     ----------


      Total liabilities and shareholder's equity    $ 835,400     $ 131,641     $ (107,534)     $ 859,507
                                                    ==========    ==========    ===========     ==========

                                                             Consolidated Statement of Operations
                                                          For the Thirteen Weeks Ended June 30, 2002
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup         Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------
Net sales                                           $ 340,245     $       -     $        -      $ 340,245
Cost of sales                                         299,635             -              -        299,635
                                                    ----------    ----------    -----------     ----------

        Gross profit                                   40,610             -              -         40,610

Selling, general and administrative expenses           28,081             1              -         28,082
Other expense, net                                      8,877             -              -          8,877
                                                    ----------    ----------    -----------     ----------

        Operating income (loss)                         3,652            (1)             -          3,651

Interest expense (income), net                          9,482           (28)             -          9,454
                                                    ----------    ----------    -----------     ----------

        Income  (loss)  before income tax
        and minority interest                          (5,830)           27              -         (5,803)

Income tax (benefit) expense                           (2,331)           11              -         (2,320)
Minority interest in subsidiary                            40             -              -             40
                                                    ----------    ----------    -----------     ----------

        Net income (loss)                           $  (3,539)    $      16     $        -      $  (3,523)
                                                    ==========    ==========    ===========     ==========

Other comprehensive income (loss):

        Net income (loss)                           $  (3,539)    $      16     $        -      $  (3,523)
        Foreign currency translation
          adjustment                                     (196)            -              -           (196)
        Minimum pension liability
          adjustment(net  of  income
          taxes of $(146))                               (219)            -              -           (219)
                                                    ----------    ----------    -----------     ----------

        Comprehensive income (loss)                 $  (3,954)    $      16     $        -      $  (3,938)
                                                    ==========    ==========    ===========     ==========

                                                              Consolidated Statement of Operations
                                                           For the Thirteen Weeks Ended June 24, 2001
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup         Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------
Net sales                                           $ 342,072     $  59,796     $  (59,796)     $ 342,072
Cost of sales                                         297,118        54,802        (60,508)       291,412
                                                    ----------    ----------    -----------     ----------

        Gross profit                                   44,954         4,994            712         50,660


Selling, general and administrative expenses           23,966           477              -         24,443
Other income, net                                      (1,606)            -            712           (894)
                                                    ----------    ----------    -----------     ----------

        Operating income                               22,594         4,517              -         27,111

Interest expense, net                                   8,460         1,175              -          9,635
                                                    ----------    ----------    -----------     ----------

        Income  before income tax expense and
        minority interest                              14,134         3,342              -         17,476

Income tax expense                                      5,506         1,337              -          6,843
Minority interest in subsidiary                            57             -              -             57
                                                   -----------    ----------    -----------     ----------

        Net income                                  $   8,571     $   2,005     $        -      $  10,576
                                                    ==========    ==========    ===========     ==========

Other comprehensive income:

        Net income                                  $   8,571     $   2,005     $        -      $  10,576
        Foreign currency translation
          adjustment                                      524             -              -            524
        Minimum pension liability
          adjustment  (net  of  income
          taxes  of $285)                                 427             -              -            427
                                                    ----------    ----------    -----------     ----------

        Comprehensive income                        $   9,522     $   2,005     $        -      $  11,527
                                                    ==========    ==========    ===========     ==========

                                                             Consolidated Statement of Operations
                                                        For the Thirty-nine Weeks Ended June 30, 2002
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup         Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------

Net sales                                           $ 957,491     $ 116,485     $ (116,485)     $ 957,491
Cost of sales                                         858,722       106,760       (117,710)       847,772
                                                    ----------    ----------    -----------     ----------

        Gross profit                                   98,769         9,725          1,225        109,719

Selling, general and administrative expenses           85,073           932              -         86,005
Other expense, net                                      4,098             -          1,225          5,323
                                                    ----------    ----------    -----------     ----------

        Operating income                                9,598         8,793              -         18,391

Interest expense, net                                  25,835         2,399              -         28,234
                                                    ----------    ----------    -----------     ----------


        Income   (loss)  before  income  tax,
        minority  interest and  extraordinary
        loss                                          (16,237)        6,394              -         (9,843)

Income tax (benefit) expense                           (6,463)        2,558              -         (3,905)
Minority interest in subsidiary                           113             -              -            113
                                                    ----------    ---------     -----------     ----------

        Income  (loss)  before  extraordinary
        loss                                           (9,887)        3,836              -         (6,051)

Extraordinary  loss  on  debt   extinguishment
(net of income tax benefit of  $(719))                  1,079             -              -          1,079
                                                    ----------    ----------    -----------     ----------

         Net income (loss)                          $ (10,966)    $   3,836     $        -      $  (7,130)
                                                    ==========    ==========    ===========     ==========

Other comprehensive income (loss):

        Net income  (loss)                          $ (10,966)    $   3,836     $        -      $  (7,130)
        Foreign currency translation
          adjustment                                     (176)            -              -           (176)
        Minimum pension liability
          adjustment  (net  of  income
          taxes of $(894))                             (1,341)            -              -         (1,341)
                                                    ----------    ----------    -----------     ----------

        Comprehensive income (loss)                 $ (12,483)    $   3,836     $        -      $  (8,647)
                                                    ==========    ==========    ===========     ==========

                                                               Consolidated Statement of Operations
                                                         For the Thirty-nine Weeks Ended June 24, 2001
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup         Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------


Net sales                                           $ 961,368     $ 176,011     $ (176,011)     $ 961,368
Cost of sales                                         854,867       161,348       (178,145)       838,070
                                                    ----------    ----------    -----------     ----------

        Gross profit                                  106,501        14,663          2,134        123,298


Selling, general and administrative expenses           81,129         1,512              -         82,641
Other income, net                                      (9,147)            -          2,134         (7,013)
                                                    ----------    ----------    -----------     ----------

        Operating income                               34,519        13,151              -         47,670

Interest expense, net                                  26,252         3,077              -         29,329
                                                    ----------    ----------    -----------     ----------

        Income  before income tax expense and
        minority interest                               8,267        10,074              -         18,341

Income tax expense                                      3,218         4,030              -          7,248
Minority interest in subsidiary                            57             -              -             57
                                                   -----------    ----------    -----------     ----------

        Net income                                  $   4,992     $   6,044     $        -      $  11,036
                                                    ==========    ==========    ===========     ==========

Other comprehensive income:

        Net income                                  $   4,992     $   6,044     $        -      $  11,036
        Foreign currency translation
          adjustment                                        1             -              -              1
         Minimum pension liability
           adjustment  (net  of  income
           taxes of $(1,565))                          (2,348)            -              -         (2,348)
                                                    ----------    ----------    -----------     ----------

         Comprehensive income                       $   2,645     $   6,044     $        -      $   8,689
                                                    ==========    ==========    ===========     ==========

                                                              Consolidated Statement of Cash Flows
                                                         For the Thirty-nine Weeks Ended June 30, 2002
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart       Holdings      Holdings
                                                      Cup         Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities       $  18,858     $  88,148     $  (88,148)     $  18,858
                                                    ----------    ----------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment          (17,589)            -              -        (17,589)
  Due to/from SF Holdings                                 (64)            -              -            (64)
  Proceeds from sale of assets                          5,280             -              -          5,280
                                                    ----------    ----------    -----------     ----------
    Net cash used in investing activities             (12,373)            -              -        (12,373)
                                                    ----------    ----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities             191,522             -              -        191,522
  Repayments under credit  facilities                (196,144)            -              -       (196,144)
  Repayments of other debt                             (5,336)            -              -         (5,336)
  Repayment of  intercompany equipment financing            -       (88,148)        88,148              -
  Increase in cash escrow, net                         (4,581)            -              -         (4,581)
  Decrease in cash escrow, net                          4,458             -              -          4,458
                                                    ----------    ----------    -----------     ----------
    Net cash used in financing activities             (10,081)      (88,148)        88,148        (10,081)
                                                    ----------    ----------    -----------     ----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS             (3,596)            -              -         (3,596)

CASH AND CASH EQUIVALENTS, beginning of period         11,616             -              -         11,616
                                                    ----------    ----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of period            $   8,020     $       -     $        -      $   8,020
                                                    ==========    ==========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                   $  19,890     $       -     $        -      $  19,890
                                                    ==========    ==========    ===========     ==========

    Income taxes paid                               $     808     $       -     $        -      $     808
                                                    ==========    ==========    ===========     ==========

                                                              Consolidated Statement of Cash Flows
                                                         For the Thirty-nine Weeks Ended June 24, 2001
                                                  ----------------------------------------------------------
                                                                                               Sweetheart
                                                   Sweetheart    Sweetheart       Holdings      Holdings
                                                       Cup        Holdings     Elimination    Consolidated
                                                  ------------  ------------  -------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities       $   5,658     $  12,525     $  (12,525)     $   5,658
                                                    ----------    ----------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment          (21,690)            -              -        (21,690)
  Payment for business acquisition                    (18,827)            -              -        (18,827)
  Due to/from SF Holdings                                 502             -              -            502
  Proceeds from sale of assets                            369             -              -            369
                                                    ----------    ----------    -----------     ----------
    Net cash used in investing activities             (39,646)            -              -        (39,646)
                                                    ----------    ----------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities              42,394             -              -         42,394
  Repayments of other debt                             (5,736)            -              -         (5,736)
  Repayment of  intercompany equipment financing            -       (12,525)        12,525              -
  Increase in cash in escrow                             (764)            -              -           (764)
                                                    ----------    ----------    -----------     ----------
    Net cash provided by financing activities          35,894       (12,525)        12,525         35,894
                                                    ----------    ----------    -----------     ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS              1,906             -              -          1,906

CASH AND CASH EQUIVALENTS, beginning of period          4,828             -              -          4,828
                                                    ----------    ----------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of period            $   6,734     $       -     $        -      $   6,734
                                                    ==========    =========     ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                   $  23,202     $       -     $        -      $  23,202
                                                    ==========    ==========    ===========     ==========

    Income taxes paid                               $     619     $       -     $        -      $     619
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


Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United Sates of America. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management evaluates its estimates and judgments, including those related to accounts receivable reserves, inventory reserves, long-lived assets, revenue recognition, income taxes and contingencies. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         For a list of the critical accounting policies that management believes, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, refer to
Management's Discussion and Analysis in the annual reports on Form 10-K/A of Sweetheart Holdings and Form 10-K of The Fonda Group, Inc. ("Fonda") for Fiscal 2001.


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

         Selling, general and administrative expenses consist primarily of salaries, benefits, promotional and advertising costs, rent, depreciation of equipment and broker fees.

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


Thirteen   Weeks   Ended   June 30, 2002   Compared  to  Thirteen   Weeks  Ended
June 24, 2001 (Unaudited)

         Net sales decreased $1.9 million, or 0.6%, to $340.2 million for the thirteen weeks ended June 30, 2002 compared to $342.1 million for the thirteen weeks ended June 24, 2001, reflecting a 2.2% increase in sales volume and a 2.8% decrease in average realized sales prices. Sales volume increased as a result of incremental sales obtained from the Company's acquisition of an 80% interest in Global Cup, S.A. De C.V. and its subsidiaries ("Global") in April 2001 and the Company's acquisition of substantially all of the property, plant and equipment, intangible and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") in August 2001. Average realized sales prices decreased as a result of lower raw material costs and competitive pressures.

         Gross profit decreased $10.1 million, or 19.9%, to $40.6 million for the thirteen weeks ended June 30, 2002 compared to $50.7 million for the thirteen weeks ended June 24, 2001. As a percentage of net sales, gross profit decreased to 11.9% for the thirteen weeks ended June 30, 2002 from 14.8% for the thirteen weeks ended June 24, 2001. Gross profit was negatively impacted by lower average realized sales prices reflecting a decrease in raw material costs and manufacturing inefficiencies related to the Company's initiatives to rationalize, consolidate and improve its manufacturing facilities.

         Selling, general and administrative expense increased $3.7 million, or 15.2%, to $28.1 million for the thirteen weeks ended June 30, 2002 compared to $24.4 million for the thirteen weeks ended June 24, 2001. This increase resulted primarily from $1.7 million of increased promotional and advertising expenses, $0.9 million of increased legal fees, and $0.5 million of increased expenses resulting from the acquisition of Dopaco.

         Other expense (income), net changed $9.8 million, to an expense of $8.9 million for the thirteen weeks ended June 30, 2002 compared to income of $0.9 million for the thirteen weeks ended June 24, 2001. This change is primarily due to (i) a $4.6 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998 (ii) a $2.6 million write-off of assets related to certain business initiatives which were abandoned subsequent to the Merger and (iii) $3.3 million of costs incurred in connection with the rationalization, consolidation and improvement of the Company's manufacturing facilities, which included a $1.6 million restructuring reserve that the Company established in conjunction with a workforce reduction program as a result of these consolidation initiatives.

         Operating income (loss) decreased $23.4 million, or 86.3%, to $3.7 million for the thirteen weeks ended June 30, 2002 compared to income of $27.1 million for the thirteen weeks ended June 24, 2001, due to the reasons stated above.

         Interest expense, net decreased $0.1 million, or 1.0%, to $9.5 million for the thirteen weeks ended June 30, 2002 compared to $9.6 million for the thirteen weeks ended June 24, 2001. This decrease is attributable to lower interest rates on higher average balances which was partially offset by the increase in coupon interest on the $110 Senior Subordinated Notes from 10.5% to 12.0% which was effective March 1, 2002.

         Income tax expense (benefit) decreased $9.1 million, or 133.8%, to a benefit of $2.3 million in the thirteen weeks ended June 30, 2002 compared to an expense of $6.8 million for the thirteen weeks ended June 24, 2001 as a result of a pre-tax loss in Fiscal 2002 compared to a profit in Fiscal 2001. The effective rates for the thirteen weeks ended June 30, 2002 and the thirteen weeks ended June 24, 2001 were 40% and 39%, respectively.

         Minority interest in subsidiary decreased $17,000, or 29.8%, to $40,000 in the thirteen weeks ended June 30, 2002 compared to $57,000 in the thirteen weeks ended June 24, 2001. This amount represents the 20% ownership of Global's income.

         Net income (loss) decreased $14.1 million, or 133.0%, to a $3.5 million loss for the thirteen weeks ended June 30, 2002 compared to income of $10.6 million for the thirteen weeks ended June 24, 2001, due to the reasons stated above.


Thirty-nine Weeks Ended June 30, 2002 Compared to Thirty-nine Weeks Ended June 24, 2001 (Unaudited)

         Net sales decreased $3.9 million, or 0.4%, to $957.5 million for the thirty-nine weeks ended June 30, 2002 compared to $961.4 million for the thirty-nine weeks ended June 24, 2001, reflecting a 2.4% decrease in average realized sales prices and a 2.0% increase in sales volume. Average realized sales prices decreased as a result of lower raw material costs and competitive pressures. Sales volume increased as a result of incremental sales obtained from the Company's acquisitions of Global in April 2001 and Dopaco in August 2001.

         Gross profit decreased $13.6 million, or 11.0%, to $109.7 million for the thirty-nine weeks ended June 30, 2002 compared to $123.3 million for the thirty-nine weeks ended June 24, 2001. As a percentage of net sales, gross profit decreased to 11.5% for the thirty-nine weeks ended June 30, 2002 from 12.8% for the thirty-nine weeks ended June 24, 2001. The decrease in gross profit reflects a decrease in fixed costs absorption as the Company's inventory production was down from the prior year. In addition, gross profit was negatively impacted by lower average realized sales prices reflecting decreases in raw material costs and manufacturing inefficiencies related to the Company's consolidation initiatives.

         Selling, general and administrative expense increased $3.4 million, or 4.1%, to $86.0 million for the thirty-nine weeks ended June 30, 2002 compared to $82.6 million for the thirty-nine weeks ended June 24, 2001. This increase resulted primarily from $1.6 million of increased promotional and advertising expenses, $1.5 million of increased bad debt expense due to customer bankruptcy filings and $1.0 million and $1.3 million of increased expenses due to the acquisitions of both Global and Dopaco, respectively. These increases were partially offset by $2.0 million in reduced salaries and benefits.

         Other expense (income), net changed $12.3 million, or 175.7%, to an expense of $5.3 million for the thirty-nine weeks ended June 30, 2002 compared to a benefit of $7.0 million for the thirty-nine weeks ended June 24, 2001. This decrease is primarily due to (i) a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998 (ii) a $2.6 million write-off of assets related to business initiatives which were abandoned subsequent to the Merger and (iii) $7.6 million of costs incurred in connection with the rationalization, consolidation and improvement of the Company's manufacturing facilities, which included a $1.6 million restructuring reserve that the Company established in conjunction with a workforce reduction program as a result of these consolidation initiatives. These expenses were partially offset by a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire.

         Operating income (loss) decreased $29.3 million, or 61.4%, to $18.4 million for the thirty-nine weeks ended June 30, 2002 compared to $47.7 million for the thirty-nine weeks ended June 24, 2001, due to the reasons stated above.

         Interest expense, net decreased $1.1 million, or 3.8%, to $28.2 million for the thirty-nine weeks ended June 30, 2002 compared to $29.3 million for the thirty-nine weeks ended June 24, 2001. This decrease is attributable to lower interest rates on higher average balances which was partially offset by the increase in interest rate on the $110 Senior Subordinated Notes form 10.5% to 12.0% which was effective March 1, 2002.

         Income tax expense (benefit) decreased $11.1 million, or 154.2%, to a benefit of $3.9 million in the thirty-nine weeks ended June 30, 2002 compared to an expense of $7.2 million for the thirty-nine weeks ended June 24, 2001 as a result of pre-tax loss in Fiscal 2002 compared to a profit in Fiscal 2001. The effective rates for the thirty-nine weeks ended June 30, 2002 and the thirty-nine weeks ended June 24, 2001 were 40%, respectively.

         Minority interest in subsidiary increased $56,000, or 98.2%, to $113,000 in the thirty-nine weeks ended June 30, 2002 compared to $57,000 in the thirty-nine weeks ended June 24, 2001. This amount represents the 20% ownership of Global's income.

         Extraordinary loss on debt extinguishment was $1.1 million net of the income tax benefit in the thirty-nine weeks ended June 30, 2002 resulting from the refinancing of the Company's Senior Credit Facility.

         Net income (loss) decreased $18.1 million, or 164.5%, to a loss of $7.1 million for the thirty-nine weeks ended June 30, 2002 compared to income of $11.0 million for the thirty-nine weeks ended June 24, 2001, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flow from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In the thirty-nine weeks ended June 30, 2002, the Company funded its capital expenditures from a combination of cash generated from operations, borrowings from the revolving credit facility and funds generated from asset sales. The Company expects to continue this method of funding for the remainder of its Fiscal 2002 capital expenditures.

         Net cash provided by operating activities was $18.9 million in the thirty-nine weeks ended June 30, 2002 compared $5.7 million in the thirty-nine weeks ended June 24, 2001. This increase is primarily due to a reduction in inventories and decreased account receivable balances which resulted from lower raw material price levels combined with higher account payable balances due to longer terms.

         Net cash used in investing activities was $12.4 million in the thirty-nine weeks ended June 30,

2002 compared to $39.6 million in the thirty-nine weeks ended June 24, 2001. This decrease is primarily due to the receipt of net proceeds from the sale of the Manchester, New Hampshire facility in the thirty-nine weeks ended June 30, 2002 and the Company's purchase of substantially all of the property, plant and equipment, intangibles and net working capital of Springprint Medallion, a division of Marcal Paper Mills, Inc. in the thirty-nine weeks ended June 24, 2001.

         Net cash used in financing activities was $10.1 million in the thirty-nine weeks ended June 30, 2002 compared to net cash provided by financing activities of $35.9 million in the thirty-nine weeks ended June 24, 2001. This change is primarily due to a reduction of the Company's Senior Credit Facility balances.

         Working capital decreased $27.7 million to $222.8 million at June 30, 2002 from $250.5 million at September 30, 2001. This decrease resulted from current assets decreasing $31.4 million, primarily due to lower inventories and account receivable balances which resulted from lower raw material price levels.

         Capital expenditures for the thirty-nine weeks ended June 30, 2002 were $17.6 million compared to $21.7 million for the thirty-nine weeks ended June 24, 2001. Capital expenditures in the thirty-nine weeks ended June 30, 2002 included $7.8 million for new production equipment; $5.8 million associated with the implementation of the Company's consolidation program; $2.8 million for facility improvements; and $1.2 million primarily for routine capital improvements.

         On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007. As of June 30, 2002, $2.0 million was outstanding at an annual interest rate of 3.0%.

         The Company has a senior revolving credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"). The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the $110 Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility shall terminate on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of the lesser of $235 million less the balance of the term loans or $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For the thirty-nine weeks ended June 30, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.85%. The Senior Credit Facility is collateralized by the Company's accounts, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of June 30, 2002, $31.7 million was available under the Senior Credit Facility.

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $18.8 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For the thirty-nine weeks ended June 30, 2002, the weighted average annual interest rate for the Canadian Credit Facility was 4.32%. As of June 30, 2002, Cdn $1.4 million (approximately US $0.9 million) was available under the revolving facility and the term loan balance was Cdn $12.9 million (approximately US $8.5 million) under the Canadian Credit Facility.

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

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the $110 Senior Subordinated Notes which are due September 1, 2003. Interest on the $110 Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September 1. The $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. The $110 Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The $110 Senior Subordinated Notes are Subordinated in right of payment to the prior payment in full of all borrowings under the Senior Credit Facility, all obligations under the Lease, and all other indebtedness not otherwise prohibited. The $110 Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

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

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company expects to complete paying out the termination liability and associated expenses in connection with the Plan termination by December 31, 2002. As of June 30, 2002, the Company disbursed $19.6 million in termination payments. The estimate of the total termination liability and associated expenses, less payments, exceeds the assets set aside in the Plan by $0.6 million, which amount has been fully reserved by the Company.

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

         The Company is evaluating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities of the Company or its subsidiaries, joint venture transactions, sale of assets, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of June 30, 2002, the outstanding indebtedness under the Senior Credit Facility was $178.3 million and the Canadian Credit Facility was $17.4 million in U.S. dollars. As of June 30, 2002, $31.7 million was available under the Senior Credit Facility and Cdn $1.4 million (approximately US $0.9 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.2 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


                           PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              10.67 Loan Agreement between Sweetheart Cup Company, Inc. and the Department of Business and Economic Development, a principal department of the State of Maryland
              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                     SWEETHEART HOLDINGS INC.
                                                 (registrant)

Date:  August 6, 2002                By:  /s/ Hans H. Heinsen
       --------------                     -------------------
                                     Hans H. Heinsen
                                     Senior Vice President - Finance and
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)