Form 10-Q/A
period 2002-06-30
SWEETHEART HOLDINGS INC \DE\
filed 2002-08-08
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 for the Thirty-nine Weeks Ended June 30, 2002

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of August 6, 2002:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 12.0% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


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