Form 10-K
period 2002-09-29
SWEETHEART HOLDINGS INC \DE\
filed 2002-12-09
CIK 908141

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

                  For the fiscal year ended September 29, 2002

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

Securities of the Registrant registered pursuant to Section 12(b)of the Act:None Securities of the Registrant registered pursuant to Section 12(g)of the Act:None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 9, 2002. Not Applicable.

There is no market for the Common Stock of the Registrant.

    The number of shares outstanding of the Registrant's common stock as of
                               December 9, 2002:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 12.0% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

================================================================================

                                     PART I



Item 1.  BUSINESS


General

         Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup"), and its subsidiaries, (the "Company"), believes it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America. In Fiscal 2002, the Company had net sales of approximately $1.3 billion. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products, consisting primarily of cups, lids, plates, bowls, napkins and containers. The Company markets its products primarily to leading foodservice distributors, national quick service chains and catering companies, and retailers. The Company markets its products under both private label brands and the Company's well-recognized Sweetheart(R), Trophy(R), Sensations(R), Hoffmaster(R) and Lily(R) brands.

         In addition, the Company designs, manufactures and leases container filling and lidding equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal the Company's containers in its customers' plants. The Company also sells paper converting equipment used primarily in the manufacture of paper cups and food containers.

         With over 90 years of operating history, the Company has a diversified customer base of over 5,000 customers, consisting primarily of (i) major foodservice distributors, such as Sysco Corporation and U.S. Foodservice Inc., who serve national and regional institutional foodservice customers, (ii) quick service chains, such as McDonald's Corporation and Burger King Corporation, and convenience stores, such as 7 Eleven, Inc., (iii) national catering services, such as ARAMARK Corporation and Sodexho Marriott Services, and (iv) supermarkets, mass merchants, warehouse clubs and other retailers, such as The Great Atlantic & Pacific Tea Company, Inc., The Kroger Co., Target Stores (a division of Dayton Hudson Corp.), Wal-Mart Stores, Inc. and Price-Costco, Inc. The Company's food packaging containers and lids are sold to national and regional dairy and food companies such as Ben & Jerry's Homemade, Inc., Blue Bell Creameries, L.P., Dean Foods Co. and Prairie Farms Dairy, Inc.

         Following the terrorist attacks of September 11, 2001, the Company experienced a decline in sales prices and volumes due to a number of factors, including a significant reduction in business and leisure travel and a reduction in foodservice and away-from-home dining. In addition to these factors affecting our sales, our implementation of certain consolidation initiatives caused temporary inefficiencies within our manufacturing operations, which increased our cost structure and reduced our gross margin during recent periods.

         As a result of these factors, together with difficult market conditions, the Company has been unable to refinance its $110 million of 12.0% senior subordinated notes due 2003 (the "$110 million Senior Subordinated Notes") on terms acceptable to the Company. Unless current market conditions change significantly, the Company may not have sufficient capital to refinance the $110 million Senior Subordinated Notes when they mature on September 1, 2003. Moreover, if the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its senior revolving credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"), unless otherwise amended, will become due and payable.

         On November 21, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company also intends to solicit consent to eliminate and/or amend certain restrictive covenants and other provisions governing the Company's $120 million of 9 1/2% Senior Subordinated Notes due 2007 (the "$120 million Senior Subordinated Notes"). The Company believes that the exchange offer and consent solicitations will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives.

         The Company is also evaluating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sale of assets, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

         Pursuant to an agreement, dated as of March 22, 2002 by and among Dennis Mehiel, the Company's Chairman and Chief Executive Officer, SF Holdings Group, Inc. ("SF Holdings"), American Industrial Partners Management Company, Inc., American Industrial Partners Capital Fund L.P. ("AIP") and the other stockholders of the Company signatory to that certain Stockholders' Agreement, dated as of March 12, 1998, (together with AIP and any permitted transferee of shares of Class A common stock or Class B common stock of the Company ("the Shares"), the "Original Stockholders"), all of the outstanding Shares not held by SF Holdings (which consisted of 52% of the voting stock of the Company) were delivered to SF Holdings and exchanged for 96,000 shares of Class C common stock of SF Holdings. As a result, SF Holdings became the sole beneficial owner of 100% of the issued and outstanding capital stock of the Company. In addition and in connection therewith, the Stockholders Agreement and related stockholders' right agreement were terminated.

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, The Fonda Group, Inc., a company under common control, ("Fonda") was merged (the "Merger") with and into Sweetheart Cup, with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled.


Manufacturing and Sales

         The Company has historically sold its Sweetheart products under the Sweetheart(R) brands as well as private labels to two principal customer groups, institutional foodservice and food packaging customers. The Company has historically sold its Fonda products under the Fonda(R) brand and private labels to consumer and institutional foodservice customers. The Company also manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery, straws, napkins, placemats, food trays and tablecovers. The Company sells these products directly and through distributors and national accounts. Consumer customers primarily purchase disposable hot and cold drink cups, paper plates, bowls, napkins and tablecovers. The Company sells these consumer products primarily to supermarkets, mass merchants, warehouse clubs, discount chains and other retailers. Food packaging customers primarily directly purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that fill and seal the Company's containers in their plants. The Company's specialty (party) channel customers purchase disposable plates, napkins, cups, tablecovers and a variety of accessory decor items sold in ensembles or separately to party goods retailers, mass merchants, drugstores and supermarkets. The Company also manufactures and markets its products in Canada and Mexico principally to institutional national accounts.

         The Company markets to both the distributor and end-use customer, tailoring programs to meet the specific needs of the Company's target customers and markets. The Company sells these programs, which include products, price, promotional and merchandising materials, and training and sales/marketing coverage, through a direct sales organization. The Company supports this process by developing innovative new products, materials and processes, while leveraging the Company's strong brand recognition and national network of manufacturing and distribution centers. The Company focuses on two major customer groups, national account quick service restaurants and distributors.


Products

         The Company manufactures a broad line of disposable products. Paper, foam and plastic cups, lids and straws represent the largest part of the Company's North American operations. The largest single product type within this category is cups, which the Company offers in various sizes (ranging from 3 to 64 ounces) for both hot and cold beverages. Brand names of the Company's principal beverage service products include Sweetheart(R), Lily(R), Trophy(R), PreferenceTM, Jazz(R), Gallery(R), Clarity(R), Lumina(R), Sherri(R), ClearLight(R) and GoCupsTM.

         The Company also offers a variety of other disposable foodservice products, including paper, foam, and plastic plates, paper and plastic bowls, portion cups, food containers, food trays, paper and plastic tubs, containers and hinged foam containers. The Company believes it is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America. Munchie(R), Flexstyle(R), Highlights(R), MaximizersTM and Scoop Cup are some of the Company's carry-out service brands.

         The Company sells paper plates and bowls to both the consumer and institutional markets. These products include coated and uncoated white plates, decorated plates and bowls and are offered in a range of sizes. Uncoated and coated paper plates are considered commodity items and are generally purchased by cost-conscious consumers for everyday use. Printed and decorated plates and bowls, which are typically sold in lower count packages, are purchased for everyday use as well as for parties and seasonal celebrations such as Halloween and Christmas. The Company also sells, under its Sensations(R) brand, party packages which include solid color paper plates with coordinating napkins, cups, cutlery and tablecovers.

         Napkins are sold under the Company's Hoffmaster(R), Fonda(R) and Sensations(R) brands, as well as under national distributor private labels. Napkin products range from decorated-colored, multi-ply napkins and simple custom printed napkins featuring an end-user's name or logo to fully printed, graphic-intensive napkins for the premium paper goods sector. Tablecovers, ranging from economy to premium product lines, are sold in various prints and colors under the Hoffmaster(R), Linen-Like(R), Windsor(R) and Sensations(R) brands. The Company also sells placemats, traycovers, paper doilies, lunch bags, paper portion cups and fluted products in a variety of shapes and sizes. The Company manufactures unique decorated placemats in a variety of shapes. In addition, the Company uses a proprietary technology to produce non-skid traycovers that serve the particular needs of the airline and healthcare industries.

         The Company also manufactures paperboard and tissue party goods products under the Company's Paper Art(R), Party Creations(R) ,Touch of Color(R) and Creative Expressions(R) brand names.

         The Company's other products include Flex-E-FormTM straight-wall paper manufacturing technology and Flex-GuardTM, a spiral wound tamper-evident lid. In addition, the Company provides foodservice customers with retail packages sold through retailers under various Sweetheart(R) and private label brands.

         To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at their plants. The Company leases its filling and lidding equipment to customers under the trade names Auto-Pak, Flex-E-Fill(R) and FoodPac(R). The Company manufactures this equipment in the Company's machine shop and assembly plants located in Owings Mills, Maryland and Kensington, Connecticut. Products packaged in the Company's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts.

         The Company also sells paper converting equipment used primarily in the manufacture of paper cups and food containers. The Company's product line includes four sizes of cup formers, insulated paper cup machinery, paper lid machines, high speed blanking machines, flat rim machinery and other related equipment. The Company also sells spare parts, engineering services and machine rehabilitation services and stamped sheet metal parts used for protective covers and assemblies.


Production

         The Company manufactures its products at 23 plants located throughout North America. See "--Properties." The Company's manufacturing processes consist of converting processed paperboard, paper, tissue and resin into finished disposable foodservice products through the use of four principal technologies: paper forming, thermoforming, injection molding, and foam extrusion and forming. The Company provides its customers with a wide variety of printing (flexography, letter press, paper lithography and plastic dry offset) options across these various technologies. The Company operates approximately 300 printing presses capable of producing high quality, customized graphics to meet its customers' requirements. The Company believes that its ability to manufacture a broad line of products enables it to provide its customers with numerous choices to meet their needs. The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week, 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week, 24 hours per day. Due to the seasonality of customer demand, the Company's production is generally greater during late spring and summer than during fall and winter.

         The Company initiated its consolidation program in June 2001 which included the rationalization, consolidation and process improvement of its manufacturing facilities. The Company believes the consolidation program has improved the efficiency of its manufacturing sites without any adverse impact on customer service levels.


Raw Materials and Suppliers

         Raw materials are a critical part of the Company's cost structure. Principal raw materials for the Company's paper operations include solid bleached sulfate paperboard, napkin tissue, bond paper and waxed bond paper obtained directly from major North American manufacturers, along with wax adhesives, coating and inks. The Company purchases paperboard, napkin tissue, bond paper and waxed bond paper in "jumbo" rolls and then prints and converts them into smaller rolls, or blanks, for processing into final products. The main raw material for the Company's plastic operations is plastic resin (polystyrene, polypropylene and high and low density polyethylene) purchased directly from major petrochemical companies and other resin suppliers. The Company processes and forms resin into cups, cutlery, meal service products, straws, lids and containers. The Company manufactures foam products by melting polystyrene plastic and adding a blowing agent that is then passed through a die and extruded into sheets of plastic foam material. The foam is then formed into cups, bowls and plates.

         The Company purchases a substantial portion of its requirements for paperboard and resin from several suppliers. The Company has a number of potential suppliers for most of its raw materials and believes that current sources of supply are sufficient to meet the Company's requirements.


Competition

         The Company sells its products in extremely competitive markets. Because of the low barriers to entry for new competitors, competition has been, and may continue to be, intense as new entrants try to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers. Some of the Company's competitors have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented. The Company has competitors who compete across the full line of its products, as well as those who compete against only some of the Company's products. A few of the Company's competitors also produce paper or plastic raw materials and have greater access to financial and other resources. The Company's primary competitors in the institutional and consumer foodservice markets include Dart Container Corporation, Dixie Foodservice Corp. (a division of Georgia Pacific Corp.), Solo Cup Co., International Paper Food Service Business (a division of International Paper Co.), AJM Packaging Corp., Dopaco, Inc. ("Dopaco"), Genpak LLC and Pactiv Corporation. Major competitors in the food packaging market include Landis Plastics, Inc., Interbake Foods Inc., Polytainer, Ltd. and Hutamaki, Inc. The Company's competitors in the disposable tissue and other specialty products and party goods accessory products categories include Duni Corp., Erving Paper Products Inc., American Tissue and Wisconsin Tissue Mills Inc. (a subsidiary of SCA).


Customers

         The Company believes that it holds leading market positions in the institutional and consumer foodservice and food packaging markets for each of the Company's major product categories. The Company has a diverse and extensive customer base of over 5,000 customers located throughout North America, in both the institutional and consumer markets. In the institutional market, the Company sells to many major foodservice distributors and chain accounts, such as Sysco Corporation, U.S. Foodservice Inc., Bunzl USA, Inc., McDonald's Corporation, Burger King Corporation, ARAMARK Corporation and Sodexho Marriott Services. In the consumer market the Company sells to supermarkets, mass merchants, warehouse clubs and other retail stores, such as The Kroger Co., The Stop & Shop Supermarket Co., Topco Associates Inc., The Great Atlantic & Pacific Tea Company, Inc., Publix Supermarkets Inc., Target Stores (a division of Dayton Hudson Corp.), Wal-Mart Stores, Inc., Price-Costco, Inc. and Staples Inc. The Company has developed long-term relationships with many of the Company's customers.

         The Company markets its products primarily to customers in the United States. During Fiscal 2002, approximately 7.0% of net sales were derived from sales to customers in Mexico, Canada and Latin America. During Fiscal 2002, sales to the Company's five largest customers represented approximately 26.7% of net sales with no one customer accounting for more than 10%. The Company's operating results could be adversely affected if the Company were to lose one or more of its large national customers. The Company believes it has strong relationships with its major national accounts which have been developed over many years.


Environmental Matters

         The  Company  and its  operations  are  subject  to  comprehensive  and
frequently  changing  federal,   state,  foreign  and  local  environmental  and
occupational  health  and  safety  laws  and  regulations,  including laws and regulations governing emissions of air pollutants, discharge of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no material pending environmental investigations at the Company's plants or sites. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material. The Company spent less than $200,000 for environmental compliance in Fiscal 2002 and anticipates spending less than $200,000 for environmental compliance in Fiscal 2003.

         The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at the Company's facilities. Enactment of stricter laws or regulations or a stricter interpretation of existing laws and regulations may require the Company to make additional expenditures by the Company, some of which could be material.

         The Clean Air Act mandates the phase out of certain refrigerant compounds; therefore, the Company must upgrade or retrofit air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. The Company expects to complete the replacement of all such units within the next five to ten years, at an estimated total cost of less than $1.3 million.

         Some of the Company's facilities contain asbestos. Although there is no current legal requirement to remove such asbestos, the Company monitors such asbestos on an ongoing basis and/or removes such asbestos as appropriate to prevent the release of friable asbestos. The Company believes the costs associated with such program will not be material to its business or financial condition.

         Certain of the Company's facilities are located in states that have regulations governing emissions of nitrogen oxide. While the Company believes that these regulations do not apply to its operations, the Company will continue to monitor its operations for compliance.

         On July 13, 1999, the Company received a letter from the U.S. Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter is not a final determination by the EPA concerning the liability of the Company or the liability of any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 the Company responded to such inquiry. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcomes of these matters will have a material adverse effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any.


Technology and Research

         The Company maintains facilities for the development of new products and product line extensions in Owings Mills, Maryland and facilities for
machinery  design  in  Kensington,   Connecticut.   A
staff of engineers and technicians is responsible for product quality, process control, improvement of existing products, development of new products and processes, and technical assistance in adhering to environmental rules and regulations.

         During Fiscal 2001, the Company initiated a program to automate certain of its manufacturing operations which were completed in Fiscal 2002. These initiatives include the implementation of a robotic transfer and sorting system for finished goods; automatic packaging; information systems upgrades; and enhancements to printing processes. Also, the Company initiated new products and production capabilities which will enable its plastics operations to address existing and emerging market opportunities.

         The Company tests new product concepts at facilities located in Oshkosh, Wisconsin; Appleton, Wisconsin and St. Albans, Vermont. Management, supervisors and experienced operators are responsible for plant safety, product quality, process control, improvement of existing products, development of new products and processes and technical assistance in adhering to environmental rules and regulations.

         The Company strives to expand its proprietary manufacturing technology, further automate and streamline its manufacturing operations, improve upon safety and performance, and develop improved manufacturing processes, equipment, and product designs.


Employees

         At September 29, 2002, the Company employed 7,777 persons, of whom 6,416 persons were hourly employees. Approximately 92.5% of the employees are located at facilities in the United States. The Company currently has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Augusta, Georgia; Indianapolis, Indiana; Kensington, Connecticut; Oshkosh, Wisconsin; St. Albans, Vermont; Springfield, Missouri; Williamsburg, Pennsylvania; Scarborough, Ontario, Canada and Cuautitlan, Mexico. The collective bargaining agreements cover all production, maintenance and distribution hourly-paid employees at each facility and contain standard provisions relating to, among other things, management rights, grievance, procedures, strikes and lockouts, seniority and union rights. As of September 29, 2002, approximately 33.6% of the Company's hourly employees were covered by these collective bargaining agreements. The current expiration dates of the Appleton; Augusta; Indianapolis; Kensington; Oshkosh; St. Albans; Springfield; Williamsburg; Scarborough, Ontario; and Cuautitlan collective bargaining agreements are March 31, 2006, October 30, 2005, December 1, 2007, September 30, 2004, June 2, 2007, January 31, 2005, February 29, 2004, June 11, 2004, November
30, 2003 and December 31, 2002, respectively. The Company considers its relationship with its employees to be good.


Item 2.  PROPERTIES

         The Company operates 41 manufacturing and distribution facilities located throughout North America. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                        Size
                                                      Type of       (Approximate        Owned/
                   Location                         Facility (1)    square feet)        Leased         Lease Expiration
                   --------                         ------------    ------------        ------         ----------------
Appleton, Wisconsin (2 facilities)...............       M/W            271,000           O
                                                        W              132,000           L             May 30, 2003

Augusta, Georgia (2 facilities)..................       M/W            339,000           O
                                                        M/W             75,000           O

Chicago, Illinois (2 facilities).................       M/W            874,000           O
                                                        W              786,000           L             February 28, 2003

Conyers, Georgia (2 facilities)..................       M/W            350,000           O
                                                        W              555,000           O

Cuautitlan, Mexico (3 facilities)................       M               24,000           L             September 3, 2009
                                                        W               26,000           L             September 3, 2009
                                                        W               29,000           L             April 1, 2010

Dallas, Texas ...................................       M/W          1,304,000           O

El Cajon, California (2 facilities)..............       M/W            101,000           L             June 30, 2011
                                                        W               82,000           L             July 31, 2010

Glens Falls, New York............................       M/W             59,000           O

Goshen, Indiana..................................       M/W             63,000           O

Hampstead, Maryland..............................       W            1,035,000           L             May 30, 2020

Indianapolis, Indiana............................       W              735,000           L             June 30, 2007

Kensington, Connecticut (4 facilities)...........       M/W             96,000           L(2)          May 15, 2010
                                                        M/W            112,000           L(2)          May 15, 2010
                                                        W               30,000           L(2)          May 15, 2010
                                                        W               34,000           L             May  31, 2003

Lafayette, Georgia...............................       M/W            197,000           L(3)          April 30, 2003

Lakeland, Florida................................       M/W             45,000           L             January 31, 2004

North Andover, Massachusetts.....................       M/W            249,000           L             October 31, 2020

North Las Vegas, Nevada (2 facilities)...........       M/W             99,000           L             August 31, 2010
                                                        W               96,000           L(4)          August 31, 2010

Ontario, California..............................       W              396,000           L             May 1, 2014

Oshkosh, Wisconsin...............................       M/W            486,000           O

Owings Mills, Maryland (2 facilities)............       M/W          1,495,000           O
                                                        M/W            258,000           O

St. Albans, Vermont (3 facilities)...............       M              115,000           O
                                                        W              186,000           L             March 31, 2007
                                                        W               28,000           L             August 31, 2003

Scarborough, Ontario, Canada                            M/W            400,000           O
(2 facilities)...................................       W              125,000           L             March 31, 2003

Somerville, Massachusetts........................       M/W            193,000           O(5)

Springfield, Missouri (2 facilities).............       M/W            924,000           O
                                                        W              415,000           L(6)          March 25, 2003

Williamsburg, Pennsylvania (2 facilities)........       M              130,000           L(7)          June 26, 2005
                                                        W                8,000           L             June 26, 2005

(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility. (2) Subject to a purchase option which expires May 15, 2005.
(3) Although operations at this facility ceased as of December 1, 2002, the Company will continue to occupy this facility until April 30, 2003.
(4) The Company is subleasing 46,485 square feet to a third party from September 1, 2000 until September 20, 2004. (5) On February 20, 2001, the Company's Board of Directors approved plans for the closure and sale of the Somerville,
     Massachusetts facility. The Company has reclassified this facility to assets held for sale and is in the process of selling this facility.
(6) The Company is subleasing 127,104 square feet to a third party from November 1, 2001 until March 25, 2003. (7) Subject to capital lease. (See Note 18 of the Notes to the Financial Statements)

         The Company leases a warehouse in Augusta, Georgia which was closed in the latter part of Fiscal 1997. The Company is currently subleasing such property to a third party and plans to sublet the property through the lease termination date of March 31, 2008. The Company also leases a manufacturing facility from its Chairman and Chief Executive Officer in Jacksonville, Florida which was closed in Fiscal 1998. The Company is currently subleasing such property to a third party and plans to sublet the property through the lease termination date of December 31, 2014. See "--Certain Relationships and Related Transactions".

         The Company also occupies several retail and storage facilities located in Indiana and Pennsylvania in connection with its party goods consumer business. These facilities are comprised of outlet stores and local storage facilities maintained for marketing purposes.


Item 3.  LEGAL PROCEEDINGS

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has completed paying out the termination liability and associated expenses in connection with the Plan termination.

         On July 13, 1999, the Company received a letter from the EPA identifying the Company, among numerous others, as a "potential responsible party" under CERCLA, at a site in Baltimore, Maryland. The EPA letter is not a final determination by the EPA concerning the liability of the Company or the liability of any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 the Company responded to such inquiry. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any.

         The Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

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

         As of December 9, 2002, there was one holder of Sweetheart Holdings' Class A Common Stock and Sweetheart Holdings' Class B Common Stock.


Item 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         Set forth below are selected historical consolidated financial data of the Company at the dates and for the fiscal years shown. In June 2000, the Company completed a sale-leaseback transaction, the proceeds of which were used to retire certain existing indebtedness. Consequently, operating results for Fiscal 2002, 2001 and 2000, as presented in the table below, are not comparable to prior periods. The selected historical consolidated financial data at September 29, 2002 and September 30, 2001 and for Fiscal 2002, 2001 and 2000 are derived from historical consolidated financial statements of the Company for such periods that have been audited by Deloitte & Touche LLP, independent auditors and are included elsewhere herein. The selected historical consolidated financial data at September 24, 2000, September 26, 1999 and September 27, 1998 and for Fiscal 1999 and 1998 is derived from the audited historical consolidated financial statements of the Company for such periods which are not included herein.

                                                                            Fiscal(1)
                                               --------------------------------------------------------------------
(In thousands)                                     2002          2001          2000          1999        1998 (2)
                                               ------------  ------------  ------------  ------------  ------------
Statement of Operations Data  (3):
Net sales                                      $ 1,283,547   $ 1,316,672   $ 1,276,617   $ 1,182,004   $ 1,184,168
Cost of sales                                    1,130,264     1,143,806     1,090,286     1,022,800     1,057,100
                                               ------------  ------------  ------------  ------------  ------------
  Gross profit                                     153,283       172,866       186,331       159,204       127,068
Selling, general and administrative expenses       114,823       113,231       112,559       118,479       122,918
Restructuring charge (credit) (4)                    1,893           504         1,153          (512)          897
Asset impairment expense(5)                            593         2,244             -             -         6,828
Other expense (income), net(6) (7)                   2,102        (9,836)       (4,943)       (1,563)       (2,966)
                                               ------------  ------------  ------------  ------------  ------------
  Operating income (loss)                           33,872        66,723        77,562        42,800          (609)
Interest expense, net                               37,079        38,919        52,608        58,413        58,656
                                               ------------  ------------  ------------  ------------  ------------
  Income (loss) before taxes, minority
    interest, cumulative effect of change in
    accounting principle and extraordinary loss     (3,207)       27,804        24,954       (15,613)      (59,265)
Income tax  (benefit) expense                       (1,283)       11,220        10,096        (5,527)      (23,537)
Minority interest in subsidiary                        145            68             -             -             -
Cumulative effect of change in accounting
  principle(8)                                           -             -             -             -         1,511
Extraordinary loss, net(9)                           1,079             -           313             -             -
                                               ------------  ------------  ------------  ------------  ------------
  Net income (loss)                            $    (3,148)  $    16,516   $    14,545   $   (10,086)  $   (37,239)
                                               ============  ============  ============  ============  ============
Balance Sheet Data (at end of year):
  Cash and cash equivalents                    $     8,035   $    11,616   $     4,828   $     3,589   $    18,572
  Cash in escrow                                         -             8           300             -         5,464
  Working capital (deficiency)                     126,804       249,450       173,299       (96,045)      187,127
  Property, plant and equipment, net               252,491       260,666       254,844       374,666       403,375
  Total assets                                     820,843       855,173       805,273       842,975       878,198
  Total debt (10)                                  437,301       440,820       387,988       527,335       548,245
  Shareholder's equity                              47,237        56,130        45,074        29,946        36,196

(1) On March 25, 2002, Sweetheart Cup and Fonda entered into a merger transaction that has been accounted for in a manner similar to pooling-of-interests and, accordingly, the consolidated financials statements have been restated for all periods presented.
(2) Prior to Fiscal 1999, Sweetheart's and Fonda's fiscal year ends were September 30 and the last Sunday in July, respectively. In October 1998, both Sweetheart and Fonda changed their fiscal year ends to the last Sunday in September, effective for Fiscal 1999. The data as of and for the fiscal year ended September 27, 1998 represents the consolidated results of Sweetheart and Fonda for their respective year ends.
(3) The selected historical consolidated financial and operating data include the operations of the Company and each of its acquisitions since the respective dates of such acquisitions. See Note 7 of the Notes to the Consolidated Financial Statements of the Company.
(4) During Fiscal 2002, the Company established a restructuring reserve of $0.3 million in conjunction with the planned closure of its Lafayette, Georgia facility from which 101 primarily manufacturing positions were eliminated and a restructuring reserve of $1.6 million in conjunction with planned consolidation initiatives from which 475 primarily manufacturing positions were eliminated. In Fiscal 2001, the Company recorded a restructuring reserve in conjunction with the consolidation of the former administrative offices of Creative Expressions Group, Inc. ("CEG"), an affiliate of the Company, with its Oshkosh administrative offices. In Fiscal 2000, the Company established a restructuring reserve for severance and related costs for the elimination of its centralized machine shop and for the closure of its Maspeth, New York facility. In Fiscal 1998, the Company established a restructuring reserve for severance and related costs for a workforce reduction which was adjusted in 1999 and for the closure of its Jacksonville, Florida and Indianapolis, Indiana facilities and the St. Albans, Vermont administrative offices.
(5) In Fiscal 2002, 2001 and 1998, the Company recorded an asset impairment expense as a result of a review of the carrying value of certain of its long-lived assets.
(6) Other (income) expense, net in Fiscal 2002, Fiscal 2001 and Fiscal 2000 includes $10.2 million, $10.3 million and $2.8 million, respectively, of amortization of the deferred gain in connection with the Sale-Leaseback Transaction which occurred on June 15, 2000. Other (income) expense, net in Fiscal 2002, also includes (i) a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998 (ii) a $2.6 million write-off of assets related to business initiatives which were abandoned subsequent to the merger of Sweetheart Cup and Fonda, (iii) $6.9 million of costs incurred in connection with the rationalization, consolidation and process improvement of the Company's manufacturing facilities and (iv) additional costs of $0.5 million associated with the Lily-Tulip, Inc. Salary Retirement Plan

(7) Fiscal 1998 includes a $15.9 million net gain on the sale of substantially all of the fixed assets and certain related working capital of the Company's tissue mill in Gouverneur, New York and settlement in connection with the termination by the owner of the co-generation facility of its obligation to supply steam to the mill. This was partially offset by $1.8 million of asset write-down charges associated with the sale of the Company's Riverside facility in Fiscal 1998. Additionally, the Company recognized $3.4 million of expense based on actuarial estimates associated with pending litigation. Also, the Company recognized certain charges, consisting primarily of $4.4 million of financial advisory and legal fees associated with the Company's sale to SF Holdings and $3.7 million of severance expenses as a result of the termination of certain officers pursuant to executive separation agreements and retention plans for certain key executive. These expenses were partially offset by a gain of $3.3 million associated with the sale of the Company's bakery operations.
(8) In Fiscal 1998, the Company recorded a $1.5 million expense, net of $1.0 million of income tax benefit, in connection with the implementation of EITF 97-13, which requires companies to expense any previously capitalized reengineering costs in connection with software installation.
(9) In Fiscal 2002 and Fiscal 2000, the Company incurred an extraordinary loss of $1.8 million and $0.5 million, respectively, (net of $0.7 million and $0.2 million income tax benefit, respectively) in the connection with the early retirement of debt.
(10) Total debt includes short-term and long-term borrowings, and current maturities of long-term debt.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Forward-looking statements in this filing, including those in the Notes to Consolidated Financial Statements, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties and actual results could differ materially. Such risks and uncertainties include, but are not limited to, general economic and business conditions, competitive market pricing, increases in raw material costs, energy costs and other manufacturing costs, fluctuations in demand the Company's products, potential equipment malfunctions and pending litigation.


General

         The Company believes that it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products at all major price points under both branded and private labels to institutional foodservice, consumer foodservice and food packaging customers. The Company markets its products under its Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM), Go Cup(R), Silent Service(R), Centerpiece(R), Basix(R), Guildware(R), Simple Elegance(R), Sensations(R), Hoffmaster(R), Paper Art(R), and Touch of Color(R) brands.

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

         The Company's business is seasonal with a majority of its net cash flows from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that the Company's cash flows from operations is insufficient to provide working capital necessary to fund its requirements, the Company will need to borrow under its credit facility or seek other sources of capital. The Company believes that funds available under such credit facility together with cash generated from operations, will be adequate to provide for cash requirements for the next twelve months.

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, Fonda was merged with and into Sweetheart Cup, with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup is a wholly owned subsidiary of Sweetheart Holdings which is a wholly owned subsidiary of SF Holdings. Sweetheart Holdings and Fonda are under common control, and therefore, the transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying financial information has been restated for all periods presented.


Critical Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, receivables reserves, inventory reserves, goodwill, income taxes and contingencies. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Revenue recognition / receivable reserves - Revenue is recognized upon shipment of product and when collectability is reasonably assured. Also, the Company rents filling equipment to certain of its customers and recognizes this income over the life of the lease. The Company's sales are evidenced and the sales price fixed based upon either a purchase order, contract or buying agreement with the customer. The Company's freight terms are either FOB shipping point or freight prepaid by the customer. The customer may also be eligible for promotional incentives or rebates. The Company at the time of sale records a reserve for promotional allowances, rebates and other discounts based on historical experience, which are charged to net sales.

         Raw materials are critical components of the Company's cost structure. The prices for these raw materials may fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact from raw material price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw material prices decrease over a period of several months, the Company may suffer margin erosion on the sale of such inventory.

         Inventory reserves - The Company establishes reserves for its inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. The Company reviews such circumstances when products are not expected to be saleable based on standards established by the Company's quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. We monitor inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows. See "--Impact of Recently Issued Accounting Standards, SFAS No. 142".

         Income taxes - The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event, the Company determines that the future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded on the statement of operations.

         Contingencies - The Company is subject to litigation in the ordinary course of business and also to certain other contingencies. See Note 25 to the consolidated financial statements. The Company records legal fees and other expenses related to litigation and contingencies as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determine that a loss related to a matter is both probable and reasonably estimable.

         Selling, general and administrative expenses consist primarily of salaries, benefits, promotional and advertising costs, rent, depreciation of equipment and broker fees.


Recent Developments

         On November 21, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company also intends to solicit consent to eliminate and/or amend certain restrictive covenants and other provisions governing the $120 million Senior Subordinated Notes. The Company believes that the exchange offer and consent solicitations will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives. If the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

         The Company is also evaluating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sale of assets, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

         On October 1, 2002, the Company entered into a loan agreement with the City of Chicago, to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. As of December 2, 2002, the proceeds from the loan have not been received by the Company.


Fiscal 2002 Compared to Fiscal 2001

         Net sales decreased $33.2 million, or 2.5%, to $1,283.5 million in Fiscal 2002 compared to $1,316.7 million in Fiscal 2001 reflecting a 2.5% decrease in average realized selling prices resulting from lower raw material costs and competitive pressures while sales volumes remained constant. Sales volumes declined domestically due to a reduction in the business and leisure travel industries and a reduction in foodservice and away-from-home dining which resulted from the events of September 11, 2001 and the fact that Fiscal 2002 consisted of 52 weeks as compared with 53 weeks for Fiscal 2001. This decrease was offset by increased sales volume due to the incremental sales obtained from the acquisitions of Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup") in April 2001 and the consumer division of Dopaco in August 2001. Net sales excluding Global Cup and the consumer division of Dopaco decreased $72.2 million, or 5.5%, to $1,235.4 million in Fiscal 2002 compared to $1,307.6 million in Fiscal 2001 reflecting a 2.5% decrease in average realized sales price and a 3.2% decrease in sales volume.

         Gross profit decreased $19.6 million, or 11.3%, to $153.3 million in Fiscal 2002 compared to $172.9 million in Fiscal 2001. As a percentage of net sales, gross profit decreased to 11.9% in Fiscal 2002 from 13.1% in Fiscal 2001. The $19.6 million decline in gross profit was due (i) 66.7% to the manufacturing inefficiencies related to the Company's consolidation initiatives and lower fixed cost absorption as Fiscal 2002 consisted of 52 weeks as compared with 53 weeks for Fiscal 2001, (ii) 22.2% to the impact of lower average realized selling prices and (iii) 11.1% to a decrease from a mix shift to lower margin volumes as a result of the acquisition of the consumer division of Dopaco.

         Selling, general and administrative expenses increased $1.6 million, or 1.4%, to $114.8 million in Fiscal 2002 compared to $113.2 million in Fiscal
2001. This increase resulted primarily from $2.2 million of increased promotional and advertising expenses, $1.5 million of increased bad debt expense due to a customer bankruptcy filing and $1.0 million and $1.4 million of increased expenses due to the acquisitions of both Global Cup and the consumer division of Dopaco, respectively. These increases were partially offset by (i) lower expenses as a result of Fiscal 2002 consisting of 52 weeks as compared to 53 weeks in Fiscal 2001, (ii)$3.7 million in reduced salaries and benefits and
(iii)$1.3 million in lower depreciation expense.

         Restructuring charge increased $1.4 million, or 280.0%, to $1.9 million in Fiscal 2002 compared to $0.5 million in Fiscal 2001. During Fiscal 2002, the Company established a restructuring reserve of $0.3 million in conjunction with the planned closure of the Company's Lafayette, Georgia facility from which 101 primarily manufacturing positions were eliminated. The plan was approved by management on September 24, 2002 and announced to employees on September 29, 2002. Severance payments of $0.1 million and $0.2 million of vacated rent expense will be paid in Fiscal 2003. Also, during Fiscal 2002, the Company established a restructuring reserve of $1.6 million in conjunction with planned consolidation initiatives from which 475 primarily manufacturing positions were eliminated. The plan was approved by management on June 19, 2002 and announced to employees on June 28, 2002. A portion of the severance payments of $1.6 million were paid in the fourth quarter of Fiscal 2002 with the remaining payments to be paid in the first three quarters of Fiscal 2003. During Fiscal 2001, the Company established a restructuring reserve of $0.5 million in conjunction with the consolidation of the former administrative offices of CEG in Indianapolis, Indiana into the Company's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of approximately 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid during the fourth quarter of Fiscal 2001.

         Asset impairment expense was $0.6 million in Fiscal 2002 as a result of the Company's evaluation of the usefulness of certain equipment no longer in use in connection with the closure of its Lafayette, Georgia facility.

         Other expense (income), net changed $11.9 million, or 121.4%, to $2.1 million of expense in Fiscal 2002 compared to $9.8 million of income in Fiscal 2001. During Fiscal 2002, the Company realized $10.2 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, during Fiscal 2002, the Company recognized a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. These gains were offset by (i) a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998,
(ii) a $2.6 million write-off of assets related to business initiatives which were abandoned subsequent to the Merger, (iii) $6.9 million of costs in connection with the rationalization, consolidation and process improvement of the Company's manufacturing facilities and (iv) $0.5 million of additional costs associated with the termination of the Lily-Tulip, Inc. Salary Retirement Plan. In Fiscal 2001, the Company realized $10.3 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. This amortization of the deferred gain was partially offset by $1.6 million in expenses associated with the relocation of the Company's Somerville, Massachusetts, manufacturing facility to North Andover, Massachusetts.

         Operating income decreased $32.8 million, or 49.2% to $33.9 million in Fiscal 2002 compared to $66.7 million in Fiscal 2001 due to the reasons described above.

         Interest expense, net decreased $1.8 million, or 4.6%, to $37.1 million in Fiscal 2002 compared to $38.9 million in Fiscal 2001. This decrease is attributable to lower interest rates on higher average balances under the Company's Senior Credit Facility which was partially offset by the increase in interest rate on the $110 million Senior Subordinated Notes from 10.5% to 12.0% which was effective March 1, 2002.

         Income tax expense (benefit) changed $12.5 million, or 111.6% to a benefit of $1.3 million in Fiscal 2002 compared to an expense of $11.2 million in Fiscal 2001 as a result of a pre-tax loss. The effective rate for Fiscal 2002 and 2001 was 40%.

         Minority interest in subsidiary was $0.1 million in Fiscal 2002 and in Fiscal 2001. This amount represents the 20% ownership of Global Cup's income.

         Extraordinary loss on debt extinguishment was $1.1 million net of the income tax benefit in Fiscal 2002 resulting from the refinancing of the Company's Senior Credit Facility.

         Net income decreased $19.6 million, or 118.8%, to a $3.1 million loss in Fiscal 2002 compared to $16.5 million of income in Fiscal 2001 due to the reasons described above.

Fiscal 2001 Compared to Fiscal 2000

         Net sales increased $40.1 million, or 3.1%, to $1,316.7 million in Fiscal 2001 compared to $1,276.6 million in Fiscal 2000 reflecting a 3.2% increase in average realized selling prices and a 0.1% decrease in sales volume. Realized selling prices increased as a result of a shift in product mix. Sales volumes decreased due to more competitive market conditions and the Company's decision to reduce sales to certain customers experiencing deteriorating credit conditions. This decrease in sales volume was partially offset by the incremental sales obtained from the Company's acquisition of an 80% interest in Global Cup in April 2001 and the acquisition of Springprint Medallion, a division of Marcal Paper Mills, Inc. ("Springprint") in September 2000.

         Gross profit decreased $13.4 million, or 7.2%, to $172.9 million in Fiscal 2001 compared to $186.3 million in Fiscal 2000. As a percentage of net sales, gross profit decreased to 13.1% in Fiscal 2001 from 14.6% in Fiscal 2000. The decrease in gross profit is primarily attributable to the effects of the Sale-Leaseback Transaction whereby, in Fiscal 2000, Sweetheart Cup sold certain of its production equipment and is leasing back this equipment under an operating lease. Consequently, cost of sales increased due to higher rent expense which has been partially offset by lower depreciation expense. Specifically, rent expense increased by $12.0 million net of a reduction in depreciation. Additionally, gross profit declined due to increased energy and transportation costs.

         Selling, general and administrative expense increased $0.6 million, or 0.5%, to $113.2 million in Fiscal 2001 compared to $112.6 million in Fiscal 2000. However, as a percentage of net sales, selling, general and administrative expenses decreased to 8.6% in Fiscal 2001 from 8.8% in Fiscal 2000. This increase resulted from the Company's increase in wages of $2.5 million, increase in brokerage fees of $0.8 million and $0.7 million of on going operational expenses as a result of the Fiscal 2001 Global Cup acquisition. These increases were partially offset by a $2.3 million reduction in bad debt expense and a reduction in legal fees of $0.7 million from the Company.

         Restructuring charge decreased $0.7 million, or 58.3%, to a charge of $0.5 million in Fiscal 2001 compared to $1.2 million in Fiscal 2000. During Fiscal 2001, the Company established a restructuring reserve of $0.5 million in conjunction with the consolidation of former CEG administrative offices in Indianapolis, Indiana into the Company's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid during the fourth quarter of Fiscal 2001. During Fiscal 2000, the Company established a restructuring reserve of $0.7 million in conjunction with the planned elimination of the Company's centralized machine shop operation from which 53 positions would be eliminated. The plan was completed and approved by management on January 10, 2000 and announced to employees on March 7, 2000. Severance payments of $0.2 million, were paid in both the third and fourth quarters of Fiscal 2000. Also, during the fourth quarter of Fiscal 2000, the Company reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within the Company. During Fiscal 2000, the Company announced that it intended to close its Maspeth, New York facility in the first quarter of Fiscal 2001 which resulted in the elimination of 130 positions. In connection with such plans in Fiscal 2000, the Company recognized $0.7 million of charges for severance and related costs.

         Asset impairment expense was $2.2 million in Fiscal 2001 as a result of the Company's evaluation of the usefulness of certain equipment no longer in use in connection with the consolidation of the Manchester, New Hampshire and Springfield, Missouri facilities with other existing facilities.

         Other (income) expense, net increased $4.9 million, or 100.0%, to $9.8 million of income in Fiscal 2001 compared to $4.9 million in Fiscal 2000. The Company recognized $10.3 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction. This gain was partially offset by $1.6 million in expenses related to the relocation of the Company's Somerville,

Massachusetts facility to North Andover, Massachusetts and the Company's $0.2 million loss on the sale of a building in St. Albans, Vermont.

         Operating income decreased $10.9 million, or 14.0%, to $66.7 million in Fiscal 2001 compared to $77.6 million in Fiscal 2000 due to the reasons described above.

         Interest expense, net decreased $13.7 million, or 26.0%, to $38.9 million in Fiscal 2001 compared to $52.6 million in Fiscal 2000. This decrease is attributed to lower interest rates on higher outstanding revolving credit balances and the June 2000 redemption of the $190.0 million 9 1/2% Senior Secured Notes due 2000.

         Income tax expense (benefit) increased $1.1 million, or 10.9%, to an expense of $11.2 million in Fiscal 2001 compared to $10.1 million in Fiscal 2000 as a result of higher pre-tax earnings. The effective rate for Fiscal 2001 and 2000 was 40%.

         Minority interest in subsidiary was $68,000 in Fiscal 2001. This amount represents the 20% ownership of Global Cup's income.

         Net income increased $2.0 million, or 13.8%, to $16.5 million income in Fiscal 2001 compared to $14.5 million income in Fiscal 2000 due to the reasons described above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal 2002, the Company funded its capital expenditures from a combination of cash generated from operations, funds generated from asset sales and revolving credit borrowings. The Company expects to continue this method of funding for its Fiscal 2003 capital expenditures.

         Following the terrorist attacks of September 11, 2001, the Company experienced a decline in sales prices and volumes due to a number of factors, including a significant reduction in business and leisure travel and a reduction in foodservice and away-from-home dining. In addition to these factors affecting our sales, our implementation of certain consolidation initiatives caused temporary inefficiencies within our manufacturing operations, which increased our cost structure and reduced our gross margin during recent periods.

         As  a  result  of  these  factors,   together  with  difficult   market
conditions, the Company has been unable to refinance the $110 million Senior Subordinated Notes on terms acceptable to the Company. Unless current market conditions change significantly, the Company may not have sufficient capital to refinance the $110 million Senior Subordinated Notes when they mature on September 1, 2003. Moreover, if the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

         On November 21, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company also intends to solicit consent to eliminate and/or amend certain restrictive covenants and other provisions governing the $120 million Senior Subordinated Notes. The Company believes that the exchange offer and consent solicitations will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives.

         Net cash provided by operating activities in Fiscal 2002 was $28.5 million compared to $13.8 million in Fiscal 2001. This increase is primarily due to a reduction in inventories and decreased account receivable balances which resulted from lower raw material price levels combined with higher account payable balances due to longer terms.

         Net cash used in investing activities in Fiscal 2002 was $16.0 million compared to $71.7 million in Fiscal 2001. This decrease is primarily due to the receipt of net proceeds from the sale of the Manchester, New Hampshire facility in Fiscal 2002. During Fiscal 2001, the Company purchased substantially all of the property, plant and equipment, intangibles and net working capital of Springprint, Global Cup and the consumer division of Dopaco.

         Net cash used in financing activities in Fiscal 2002 was $16.1 million compared to net cash provided by financing activities of $64.7 million in Fiscal 2001. This change is primarily due to the payment of debt issuance costs in Fiscal 2002 in connection with the refinancing of the Company's debt as compared to Fiscal 2001 which had additional borrowings under the Senior Credit Facility for business acquisitions and higher capital spending.

         Working capital decreased $122.7 million to $126.8 million at September 29, 2002 from $249.5 million at September 30, 2001. This decrease resulted from current assets decreasing $28.1 million and the current liabilities increasing $94.6 million. These changes resulted primarily from (i) a reduction in accounts receivables and inventories as a result of lower raw material price level and
(ii) the reclassification of the $110 million Senior Subordinated Notes from long-term debt to current debt as such debt matures in September 2003.

         Capital expenditures for Fiscal 2002 were $21.2 million compared to $31.7 million in Fiscal 2001. Capital expenditures in Fiscal 2002 included $10.0 million for new production equipment; $6.3 million associated with the implementation of the Company's consolidation program; $3.0 million for facility improvements; and $1.9 million primarily for routine capital improvements. Funding for the Fiscal 2002 capital expenditures was primarily provided by cash generated from operations, the sale of assets and revolving credit borrowings. During Fiscal 2003, the Company intends to continue to rely on this combination of funding for its capital expenditures.

         On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007. As of September 29, 2002, $1.9 million was outstanding at an annual interest rate of 3.0%.

         The Company has a Senior Credit Facility with Bank of America, N.A., as agent. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the $110 million Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility will become due on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For Fiscal 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.88%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 29, 2002, $31.0 million was available under the Senior Credit Facility. As of September 29, 2002, LIBOR was 1.81% and the bank's base rate was 4.75%.

         The Senior Credit Facility contains various covenants that limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures and the use of proceeds from asset sales and certain other business activities. Additionally, the Company must maintain on a consolidated basis, certain specified ratios at specified times, including, without limitation, maintenance of minimum fixed charge coverage ratio. The Company is currently in compliance with all covenants under the Senior Credit Facility. The Senior Credit Facility provides for partial mandatory prepayments upon the sale of equipment collateral unless net proceeds are used to purchase replacement collateral and full repayment upon any change of control (as defined in the loan agreement governing the Senior Credit Facility).

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $19.0 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For Fiscal 2002, the weighted average annual interest rate for the Canadian Credit Facility was 4.41%. As of September 29, 2002, Cdn $1.3 million (approximately US $0.8 million) was available under the revolving facility and the term loan balance was Cdn $12.3 million (approximately US $7.8 million) under the Canadian Credit Facility.

         In connection with a sale-leaseback transaction, on June 15, 2000, the Company sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the sales lease-back transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the property, plant and equipment owned by the Company as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities. The Company is accounting for the sale-leaseback transaction as an operating lease, expensing $31.5 million annual rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the $110 million Senior Subordinated Notes which are due September 1, 2003. Interest on the $110 million Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September 1. The $110 million Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. The $110 million Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The $110 million Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility, and are pari passu with the $120 million Senior Subordinated Notes due 2007. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. The $110 million Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         In Fiscal 1997, the Company issued the $120 million Senior Subordinated Notes with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The Company may, at its election, redeem the $120 million Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The $120 million Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest. The $120 million Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility and are pari passu with the $110 million Senior Subordinated Notes. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. The $120 million Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transaction with affiliates, the creation of additional liens and certain other business activities.

         The following summarizes the Company's contractual obligations at September 29, 2002, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                                           Payments Due In Fiscal
                      -------------------------------------------------------------------
                         2003        2004      2005       2006        2007     Thereafter
                      ----------  ---------  ---------  ---------  ----------  ----------
Long-term debt        $  119,735  $  22,483  $   5,589  $     412  $  168,743  $  120,000
Non-cancelable
  operating leases        54,179     50,848     48,283     45,177      43,283     192,537
Capital leases               118        124         97          -           -           -
                      ----------  ---------  ---------  ---------  ----------  ----------
Total obligations     $  174,032  $  73,455  $  53,969  $  45,589  $  212,026  $  312,537
                      ==========  =========  =========  =========  ==========  ==========

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. Since January 2001 through September 29, 2002 the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales during the fourth quarter of Fiscal 2002. During October 2002, the Company and its insurance provider have agreed to a final settlement of this claim whereby the Company will receive an additional $3.8 million of business interruption proceeds. This amount will be recorded upon receipt, net of any expenses, which is expected to occur during the first six months of Fiscal 2003.

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

         Management believes that cash generated by operations, funds generated from asset sales and amounts available under the Company's credit facilities should be sufficient to meet the Company's expected operating needs, planned capital expenditures, payments in conjunction with the Company's lease commitments and debt service requirements in the next twelve months.

         Following the terrorist attacks of September 11, 2001, the Company experienced a decline in sales prices and volumes due to a number of factors, including a significant reduction in business and leisure travel and a reduction in foodservice and away-from-home dining. In addition to these factors affecting our sales, our implementation of certain consolidation initiatives caused temporary inefficiencies within our manufacturing operations, which increased our cost structure and reduced our gross margin during recent periods.

         As  a  result  of  these  factors,   together  with  difficult   market
conditions, the Company has been unable to refinance the $110 million Senior Subordinated Notes on terms acceptable to the Company. Unless current market conditions change significantly, the Company may not have sufficient capital to refinance the $110 million Senior Subordinated Notes when they mature on September 1, 2003. Moreover, if the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

         On November 21, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company also intends to solicit consent to eliminate and/or amend certain restrictive covenants and other provisions governing the $120 million Senior Subordinated Notes. The Company believes that the exchange offer and consent solicitations will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives.

         The Company is also evaluating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sale of assets, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.


Net Operating Loss Carryforwards

         As of September 29, 2002, the Company had approximately $56 million of net operating loss carryforwards for federal income tax purposes of which $25 million will expire in 2018 and the remaining $31 million will expire in 2022. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.


Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible
Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but subject to an impairment test on an annual basis. The Company has adopted SFAS No. 141 during Fiscal 2001. The Company has adopted SFAS No. 142 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement amends SFAS. No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company has adopted SFAS No. 143 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. In accordance with the statement, any gain or loss on extinguishment of debt that does not meet the criteria in APB No. 30 will no longer be classified as an extraordinary item for all periods presented. This statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS No. 145 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force Issue 94-3, requiring a company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.


Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of September 29, 2002, the outstanding indebtedness under the Senior Credit Facility was $186.1 million and the Canadian Credit Facility was $15.5 million in U.S. dollars. As of September 30, 2002, $31.0 million was available under the Senior Credit Facility and Cdn $1.3 million (approximately US $0.8 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.2 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Financial Statement Schedule attached hereto and listed in Item 15 (a)(1) and (a)(2) hereof.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names, ages and positions of the directors, executive officers and key employees of Sweetheart Holdings and Sweetheart Cup as of December 9, 2002. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

       Name           Age                       Position
--------------------  ---   ----------------------------------------------------
Dennis Mehiel         60    Chairman and Chief Executive Officer

Thomas Uleau          58    Chief Operating Officer and Vice Chairman

Hans H. Heinsen       49    Senior Vice President - Finance and
                            Chief Financial Officer

Michael T. Hastings   55    President - Sweetheart Brand

Robert M. Korzenski   48    President - Hoffmaster Brand

Dennis Dorian Mehiel  34    President - Fonda Brand

Harvey L. Friedman    60    Senior Vice President, General Counsel and Secretary

Ingrid Santiago       50    Senior Vice President - Materials Management

Thomas Pasqualini     45    Senior Vice President - Manufacturing and Logistics

Gail Blanke           54    Director

John A. Catsimatidis  53    Director

Alfred B. DelBello    68    Director

Chris Mehiel          63    Director

Edith V. Mehiel       56    Director

Alan D. Scheinkman    52    Director

G. William Seawright  61    Director


         Dennis Mehiel has been Chairman and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel has been Chairman and Chief Executive Officer of SF Holdings since February 1998 and has been Chairman and Chief Executive Officer of Fonda since 1988. Since July 2000, he has been a director of Box USA Holdings, Inc. ("Box USA") (formerly Four M Corporation, a converter and seller of interior packaging, corrugated sheets and corrugated containers which Mr. Mehiel cofounded ("Four M")). From 1966 until July 2000, he was Chairman of Four M. From 1977 until July 2000 (except during a leave of absence from April 1994 through July 1995) he served as the Chief Executive Officer of Four M. Mr. Mehiel is also Chief Executive Officer and a director of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.), a manufacturer of corrugated containers, and Chairman and Chief Executive Officer of CEG.

         Thomas Uleau has been Chief Operating Officer and Vice Chairman of Sweetheart Holdings and Sweetheart Cup since May 2002. Prior thereto, Mr. Uleau was Executive Vice President and a director of Sweetheart Holdings and Sweetheart Cup since March 1, 2001 and prior thereto was President, Chief Operating Officer and a director since March 1998. Mr. Uleau also has been Vice Chairman and Senior Vice President of SF Holdings since March 1, 2001 and prior thereto was also President, Chief Operating Officer and a director of SF Holdings. He has been Executive Vice President of Fonda since March 1998 and has been a director of Fonda since 1988. He has also served in a variety of executive officer positions at Fonda since 1989. He has been Executive Vice President of CEG since 1996 and is currently a director of CEG. Prior to July 2000 he was a director of Box USA (formerly Four M). He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and as its Chief Operating Officer in 1994.

         Hans H. Heinsen has been Senior Vice President - Finance and Chief Financial Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Heinsen also has been Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998, Senior Vice President and Treasurer of Fonda since February 1997, Chief Financial Officer of Fonda since June 1996 and Chief Financial Officer of CEG since November 1998. Prior to joining Fonda, Mr. Heinsen spent

21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

         Michael T. Hastings has been President of the Sweetheart Brand of Sweetheart Holdings and Sweetheart Cup since March 2002. Prior thereto, Mr. Hastings was President of Sweetheart Holdings and Sweetheart Cup from March 2001 to March 2002, and prior thereto he was Senior Vice President-Sales and Marketing for Sweetheart Holdings and Sweetheart Cup from March 1998 to March 2002. Mr. Hastings was also Senior Vice President of Fonda from March 1998 to March 2002. Mr. Hastings was Senior Vice President of SF Holdings from December 2001 until May 2002. Prior to joining Sweetheart, Mr. Hastings served as President of the Fonda Division of Fonda, which he joined in May 1995. From December 1990 to April 1995, Mr. Hastings served as Vice President of Sales and Marketing and as a member of the Board of Directors of Anchor Packaging Company, a manufacturer of institutional films and thermoformed plastic packaging. Prior to joining Anchor Packaging Company, Mr. Hastings was employed for over 25 years in a variety of positions in the paper and plastic industries, including sales, marketing and plant operations management at Scott Paper Company and Thompson Industries.

         Robert M. Korzenski has been President of the Hoffmaster Brand of Sweetheart Holdings and Sweetheart Cup since March 2002. Mr. Korzenski has been Senior Vice President of SF Holdings from December 2001 to May 2002 and was President and Chief Operating Officer of Fonda from March 1998 to March 2002. Prior to that, he was Senior Vice President of Fonda since January 1997 and President of the Hoffmaster division since its acquisition by Fonda in March 1995. Mr. Korzenski served as Senior Vice President of SF Holdings from December 2001 until May 2002. From October 1988 to March 1995, he served as Vice President of Operations and Vice President of Sales of Scott Institutional, a division of Scott Paper Company. Prior to that, he was director of National Sales at Thompson Industries.

         Dennis Dorian Mehiel, the son of Dennis Mehiel, has been President of the Fonda Brand of Sweetheart Holdings and Sweetheart Cup since May 2002. Mr. Mehiel has also been President and Chief Operating Officer of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.), a manufacturer of corrugated containers, since June 2000, and a member of Frontage Road Realty, LLC, the parent of Mannkraft Corporation since January 2002. Mr. Mehiel was Vice President- Operations of Fonda from August 2001 until May 2002. From 1996 to July 2000, he served in various management positions with Four M.

         Harvey L. Friedman has been Senior Vice President, General Counsel and Secretary of Sweetheart Holdings and Sweetheart Cup since March 2001. He has been General Counsel and Secretary of SF Holdings since February 1998. He served as Secretary and General Counsel of Fonda from May 1996 until the Merger in March 2002. He was also a director of Fonda from 1985 to January 1997. Mr. Friedman is also Secretary and General Counsel of CEG, is a director of CEG and Box USA (formerly Four M) and is a director and Senior Vice President of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.). He was formerly a partner of Kramer Levin Naftalis & Frankel LLP, a New York City law firm.

         Ingrid Santiago has been Senior Vice President - Materials Management of Sweetheart Holdings and Sweetheart Cup since May 2002. She was Vice President of Sweetheart Cup from March 1998 to May 2002. She was also Vice President of Materials Management for Fonda from 1996 until May 2002 and also served as Vice President of Materials Management for Four M for over 10 years until July 2000.

         Thomas Pasqualini has been Senior Vice President - Manufacturing and Logistics of Sweetheart Holdings and Sweetheart Cup since August 2000. He has also been Vice President of Logistics and Distribution and director of Distribution for the past five years and has held several other positions with the Company since 1981.

         Gail Blanke has been a director of Sweetheart Holdings and Sweetheart Cup since May 2002. Ms. Blanke also served as a director of Fonda from January 1997 to March 2002. She also has been a director of SF Holdings since February 1998. She has been President and Chief Executive Officer of Gail Blanke's Lifedesigns, LLC since March 1995. Lifedesigns was founded in March 1995 as a division of Avon Products, Inc. ("Avon") and was spun off from Avon in March 1997. Prior thereto, she held the position of Corporate Senior Vice President of Avon since August 1991. She also held a number of management positions at CBS, Inc., including the position of Manager of Player Promotion for the New York Yankees. Ms. Blanke will be serving her second consecutive term as President of the New York Women's Forum.

         John A. Catsimatidis has been a director of Sweetheart Holdings and Sweetheart Cup since May 2002. Mr. Catsimatidis also served as a director of Fonda from January 1997 to March 2002. He also has been a director of SF Holdings since February 1998. He has been Chairman and Chief Executive Officer of the Red Apple Group, Inc., a company with diversified holdings that include oil refining, supermarkets, real estate, aviation and newspapers, since 1969. Mr. Catsimatidis serves as a director of Sloan's Supermarket, Inc. and New's Communications, Inc. He also serves on the board of trustees of New York Hospital, St. Vincent Home for Children, New York University Business School, Athens College, Independent Refiners Coalition and New York State Food Merchant's Association.

         Alfred B. DelBello has been a director of Sweetheart Holdings and Sweetheart Cup since May 2002. Mr. DelBello also served as Vice Chairman of Fonda from January 1997 to March 2002 and a director of Fonda from 1990 to March 2002. He also has been Vice Chairman of SF Holdings since February 1993. Since July 1995, Mr. DelBello has been a partner in the law firm of DelBello Donnellan Weingarten Tartaglia Wise & Wiederkehr, LLP, a White Plains, New York firm. From September 1992 to July 1995 he was a partner in the law firm of Worby DelBello
Donnellan  &  Weingarten.  Prior  thereto,  he had been  President  of  DelBello
Associates, a consulting firm, since 1985. Mr. DelBello served as Lieutenant Governor of New York State from 1983 to 1985.

         Chris Mehiel, the brother of Dennis Mehiel, has been a director of Sweetheart Holdings and Sweetheart Cup since May 2002. Chris Mehiel also served as a director of Fonda from January 1997 to March 2002. He also has been a director of SF Holdings since February 1998. Mr. Mehiel was a cofounder of Four
M. He was Executive Vice President, Chief Operating Officer and a director of Four M from September 1995 to July 2000 and Chief Financial Officer of Four M from August 1997 to July 2000. Since July 2000, he has been an executive officer of the managing member of Fibre Marketing Group, LLC ("Fibre Marketing"), the successor of Marketing Group, Inc., a waste paper recovery business which he cofounded, and was President from 1994 to January 1996. From 1993 to 1994, Mr. Mehiel served as President and Chief Operating Officer of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.), formerly Box USA of New Jersey. From 1982 to 1992, Mr. Mehiel served as the President and Chief Operating Officer of Specialty Industries, Inc., a waste paper processing and container manufacturing company.

         Edith V. Mehiel, the former spouse of Dennis Mehiel, is a director. She has been a private investor for the previous five years and has been a director of SF Holdings since March 2001 and was a director of Fonda from March 2001 to March 2002.

         Alan D. Scheinkman has served a director of Sweetheart Cup and Sweetheart Holdings since April 2000. Mr. Scheinkman has been a director of SF Holdings since April 2000 and was a director of Fonda from April 2000 to March 2002. Since October 2002, Mr. Scheinkman has been a member of DelBello Donnellan Weingarten Tartaglia Wise & Wiederkehr, LLP, a White Plains, New York firm. Previously, he was a member of the law firm of Epstein, Becker and Green P.C. From January 1998 to December 2000, he was County Attorney of Westchester County, New York, counsel to the County Executive and Board of Legislators. Prior thereto, Mr. Scheinkman was in private practice with Scheinkman, Fredman & Kosan LLP. Mr. Scheinkman was also Associate Minority Counsel to the New

York State Senate. Mr. Scheinkman also serves as a director of NCO Portfolio Management, Inc.

         G. William Seawright has been a director of Sweetheart Holdings and Sweetheart Cup since May 2002. Mr. Seawright also served as a director of Fonda from January 1997 to March 2002. He also has been a director of SF Holdings since February 1998. He has been President and Chief Executive Officer of Stanhome Inc., a manufacturer and distributor of giftware and collectibles, since 1993. Prior thereto, he was President and Chief Executive Officer of Paddington, Inc., an importer of distilled spirits, since 1990. From 1986 to 1990, he was President of Heublein International, Inc.


Compensation of Directors

         The Company's directors who are not employees receive annual compensation of (i) $12,000, (ii) $1,000 for each Board meeting attended, and
(iii) $1,000 for each committee meeting attended which is not held on the date of a board meeting. Our directors who are employees do not receive any compensation or fees for service on the Board of Directors or any committee thereof.


Item 11. EXECUTIVE COMPENSATION

            The  following   table  sets  forth   information   concerning   the
compensation, for Fiscal Years 2002, 2001 and 2000 of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings and Sweetheart Cup (collectively, the "named executive officers"). The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or
(ii) $50,000. Thus, such amounts are not reflected in the following table.

                                      Summary Compensation Table

                                          Annual Compensation
---------------------------------  --------------------------------  ---------------------------
                                                                                     All Other
       Name and Principal                                Bonus ($)                 Compensation
            Position               Fiscal   Salary ($)     (1)         SARs (2)       ($) (3)
---------------------------------  ------  -----------  -----------  -----------  --------------
Dennis Mehiel
   Chairman  and Chief  Executive   2002     722,212      170,000            -      551,135 (4)
   Officer                          2001     735,570      340,000            -      396,725 (5)
                                    2000     648,657      600,000            -      352,618 (6)

Thomas Uleau
   Chief  Operating  Officer  and   2002     423,366      100,000            -       15,588
   Vice Chairman                    2001     433,173      116,411            -       12,724
                                    2000     420,129      500,000      126,516       18,201 (7)

Hans H. Heinsen
   Senior   Vice    President   -   2002     281,848       70,000            -       19,915
   Finance  and  Chief  Financial   2001     255,428      176,411            -       17,534
   Officer                          2000     251,102      235,000       40,178        8,065

Michael Hastings
   President - Sweetheart Brand     2002     298,846            -            -       24,244
                                    2001     266,602      100,000            -       11,232
                                    2000     245,512      235,000      126,516       23,182 (8)

Robert Korzenski
   President - Fonda Brand          2002     277,269       90,000            -        8,494
                                    2001     244,543      140,000            -       11,480
                                    2000     239,578      235,000      126,516       20,998 (9)

Harvey L. Friedman
   Senior     Vice     President,   2002     283,904       55,000            -          841
   General Counsel and Secretary    2001     287,850      115,000            -            -
                                    2000     195,700      200,000            -            -

(1)  Amounts shown were paid based upon the Company's performance.
(2) The SAR Plan was terminated on September 14, 2000, effective as of October 1, 1999. No SARs were issued during Fiscal 2000. All vested SARs were redeemed on September 20, 2000.
(3) Reflects matching contributions under 401(k) plans, long-term disability and life insurance premiums paid. (4) Reflects $4,192 of life insurance premiums and $546,943 for personal expenses. (5) Reflects $2,580 of life insurance premiums, $378,124 for personal expenses, $16,021 interest forgiveness. (6) Reflects $1,507 of life insurance premiums, $299,474 for personal expenses, $51,637 interest forgiveness. (7) Included in other compensation is $5,282 paid for relocation expenses.
(8)  Included in other compensation is $14,119 paid for relocation expenses.
(9)  Included in other compensation is $11,726 paid for relocation expenses.

         At September 29, 2002 and September 30, 2001, the Company has a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. During Fiscal 2001 and 2000, the

Company forgave $16,021 and $51,637, respectively, of interest associated with loans to its Chief Executive Officer. At September 29, 2002 and September 30, 2001, the Company has a loan receivable from its Chief Operating Officer of $0.1 million and $0.2 million, respectively, plus accrued interest at 5.39%. The loans are payable upon demand.


Stock Options

         The Company's Chief Executive Officer hold 71,515 currently exercisable options to purchase Class A Common Stock of SF Holdings.

         During Fiscal 2001, SF Holdings adopted the SF Holdings Group, Inc. Share Incentive Plan in which SF Holdings may grant options to its employees and to the Company's employees up to 95,995 shares of SF Holdings Class D Common Stock.

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $0.1 million and $0.2 million for Fiscal 2002 and Fiscal 2001, respectively.

         The weighted average fair value of the SF Holdings stock options, was $0.4 million in Fiscal 2001 estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 2.75%, and expected life of option grants of 3 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future pro forma effects.


Employee Benefit Plans

         The Company sponsors various defined benefit post-retirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually. The Company does not fund the plans.

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined pension plans. Pension costs are based upon the actuarially normal costs plus interest on and amortization of the unfunded liabilities. The benefit for participants in certain of the Company's non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $0.2 million to income. The Company's policy has been to fund annually the minimum contributions required by applicable regulations. In Fiscal 2001, all assets of a discontinued pension plan were distributed in full settlement of the plan's obligations. A credit to income of $30,000 was recognized as a result of this settlement. During Fiscal 2001, the valuation date for the plan assets and the contributions was changed from September to June and resulted in no significant effect.

         A majority of the Company's employees ("Participants") are covered under a 401(k) defined contribution plan. Effective January 1, 2000, the Company provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. The Company's match is currently limited to participant contributions up to 6% of the participant's salaries. In addition, the Company is allowed to make discretionary contributions. Certain employees are covered under defined benefit plans. On December 31, 2001 the Fonda defined contribution plan was merged with and into the Sweetheart 401(k) plan. Costs charged against operations for this defined contribution plan were $6.4 million, $6.8 million and $6.3 million for Fiscal 2002, Fiscal 2001, and Fiscal 2000 respectively.

         The Company also participates in multi-employer pension and 401(k) saving plans for certain of its union employees. Contributions to these plans, at a defined rate per hour worked were $1.4 million in Fiscal 2002, $1.0 million in Fiscal 2001 and $1.8 million in Fiscal 2000.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of the Company's common stock is held of record by SF Holdings. Therefore, the following table as of December 9, 2002 sets forth certain information regarding the beneficial ownership of the common stock of SF Holdings with respect to (i) holders having beneficial ownership of more than five percent of the common stock, (ii) each of our directors, (iii) the Named Officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated below, the Company's directors and executive officers do not beneficially own any common stock of SF Holdings.

                                                                                            Number               Percent
Name of Beneficial Owner                                                                   of Shares            Ownership
------------------------                                                                  ----------            ---------
Dennis Mehiel...................................................................          701,463(1)               62.3%
373 Park Avenue South
New York, NY 10016

Thomas Uleau....................................................................           18,033(2)                1.6%
10100 Reisterstown Road
Owings Mills, MD 21117

Hans H. Heinsen.................................................................            5,000(3)                *
373 Park Avenue South
New York, NY 10016

Michael T. Hastings.............................................................            5,000(3)                *
10100 Reisterstown Road
Owings Mills, MD 21117

Robert M. Korzenski.............................................................            5,000(3)                *
2920 North Main Street
Oshkosh, WI 54901

Harvey L. Friedman..............................................................           14,535(4)                1.3%
115 Stevens Avenue
Valhalla, NY 10595

Gail Blanke(5)..................................................................              166(3)                *
John A. Catsimatidis(5).........................................................              166(3)                *
Chris Mehiel (5)................................................................                0                   *
Edith Mehiel (5)................................................................                0                   *
Alfred B. DelBello(5)...........................................................              166(3)                *
Alan D. Scheinkman(5)...........................................................              166(3)                *
G. William Seawright(5).........................................................              166(3)                *
Directors and executive officers as a group (13 persons)........................          749,861(6)               66.6%

---------
*        Less than one (1) percent.

(1) Includes 378,385 shares of SF Holdings Class A common stock, 116,647 shares of SF Holdings Class A common stock that would be issuable upon conversion of SF Holdings Class B Series 2 preferred stock, 71,515 shares underlying options to purchase SF Holdings Class A common stock which are currently exercisable, 778 shares of SF Holdings Class C common stock, and 134,138 shares of SF Holdings Class A common stock which Mr. Mehiel has the power to vote pursuant to a voting trust agreement with Edith Mehiel.
(2) Includes 3,498 Shares of SF Holdings Class A common stock that would be issuable upon conversion of SF Holdings Class B Series 2 preferred stock and 5,000 shares underlying options to purchase SF Holdings Class D common stock which are currently exercisable.
(3) Represents shares underlying options to purchase SF Holdings Class D common stock which are currently exercisable. (4) Includes shares held in trust for the benefit of Mr. Friedman's children. Beneficial ownership of these shares is disclaimed by Mr. Friedman. Includes shares underlying options to purchase SF Holdings Class D Common stock which are currently exercisable.
(5) Business address is c/o Sweetheart Cup Company Inc., 373 Park Avenue South, New York, NY 10016.
(6) Includes an aggregate of 20,830 shares underlying options to purchase SF Holdings Class D common stock which are currently exercisable.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Affiliates

         All of the affiliates (other than Fibre Marketing, a waste recovery business in which the Company has a 25% interest and Mehiel Enterprises, Inc., a company owned by a director, Chris Mehiel, of the Company, has a 75% interest) referenced below are directly or indirectly under the common ownership of the Company's Chairman and Chief Executive Officer, Dennis Mehiel. The Company believes that the transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         Pursuant to a Management Services Agreement, as amended, SF Holdings is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under the agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the Company's day to day operations.

         At September 29, 2002 and September 30, 2001, the Company has a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. During Fiscal 2001 and 2000, the Company forgave $16,021 and $51,637, respectively, of interest associated with loans to its Chief Executive Officer. At September 29, 2002 and September 30, 2001, the Company has a loan receivable from its Chief Operating Officer of $0.1 million and $0.2 million, respectively, plus accrued interest at 5.39%. The loans are payable upon demand.

         During Fiscal 2002, the Company purchased $11.8 million of corrugated containers from Box USA, a company in which the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock, and $1.1 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of September 29, 2002 is $1.0 million due to Box USA. Other purchases from affiliates during Fiscal 2002 were not significant.

          On November 1, 2001, Fibre Marketing issued promissory notes to the Company for $1.2 million in the aggregate, in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of September 29, 2002, $0.9 million is due to the Company.

        During Fiscal 2002, the Company sold $8.9 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 29, 2002 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2002 were not significant.

         During Fiscal 2001, the Company purchased $7.6 million of corrugated containers from Box USA and $1.0 million of travel services from Emerald Lady. Included in accounts payable as of September 30, 2001 is $0.6 million due to Box USA. Other purchases from affiliates during Fiscal 2001 were not significant.

         During Fiscal 2001, the Company sold $7.7 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 30, 2001 is $2.0 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2001 were not significant.

         During Fiscal 2000, the Company purchased $9.7 million of corrugated containers and $0.2 million of services from Box USA and $0.9 million of travel services from Emerald Lady. Included in accounts payable, as of September 24, 2000 is $0.1 million due to Box USA. Other purchases from affiliates during Fiscal 2000, were not significant.

         During Fiscal 2000, the Company sold $7.6 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 24, 2000 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2000 were not significant.

         During  Fiscal  2001,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During Fiscal 2002 and Fiscal 2001, rental payments under this lease were $1.5 million and $1.4 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, rental payments under this lease were $3.7 million, $3.6 million and $0.7 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

        During Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing from a director of the Company for $0.2 million. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million, retaining a 25% ownership interest in Fibre Marketing. On July 17, 2000, Box USA transferred 50% of its interest in Fibre Marketing to Mehiel Enterprises, Inc. Mehiel Enterprises, Inc. owns a 75% interest in Fibre Marketing. The Company accounts for its ownership interest in Fibre Marketing using the equity method. During Fiscal 2002, 2001 and 2000, the Company recorded a loss of $204,000, a loss of $67,000 and income of $241,000, respectively.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was $0.1 million, $0.2 million and $0.2 million during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.


Item 14. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART IV


Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The financial statements listed in the "Index to Consolidated Financial Statements."

     2. The financial statement schedule listed in the "Index to Financial Statement Schedule."

     3.  Exhibits

         3.1 Certificate of Incorporation of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.1 of the Company's report on Form 10-K dated December 22, 1993 (the "1993 10-K")).
         3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Sweetheart Holdings Inc. dated March 11, 1998 (incorporated by reference from Exhibit 3.3 of the Company's report on Form 10-Q dated May 15, 1998).
         3.4 Amended and Restated By-Laws of Sweetheart Holdings Inc. dated March 12, 1998 (incorporated by reference from Exhibit 3.4 of the Company's report on Form 10-Q dated May 15, 1998).
         3.5      Certification  of  Restated   Certificate of  Incorporation of
                  Sweetheart    Cup    Company    Inc.  date

                  August 30, 1993 (incorporated by reference to Exhibit 3.4 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         3.6      Certification  of  Amendment to the  Restated  Certificate  of
                  Incorporation of Sweetheart Cup Company Inc. date March 11, 1998 (incorporated by reference to Exhibit 3.5 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21,
                  2002).
         3.7 Amended and Restated By-Laws of Sweetheart Cup Company, Inc. dated March 12, 1998 (incorporated by reference to Exhibit 3.6 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         4.2 Indenture, dated as of August 30, 1993, between Sweetheart Cup Company Inc., Sweetheart Holdings Inc. and U.S. Trust Company of Texas, N.A., as Trustee (the "Sweetheart Indenture") (incorporated by reference to Exhibit 4.2 of Sweetheart
                   Holdings Inc.'s report on Form 8-k filed October 21, 1993).
         4.3 First Supplemental Indenture, dated as of August 30, 1993, between Sweetheart Cup Company Inc., Sweetheart Holdings Inc. and U.S. Trust Company of Texas, N.A., as Trustee to the Sweetheart Indenture.(incorporated by reference to Exhibit 4.2 of Sweetheart Cu p Company Inc.'s report on Form S-4 filed November 21, 2002).
         4.4 Second Supplemental Indenture, dated as of March 22, 2002, between Sweetheart Cup Company Inc., Sweetheart Holdings Inc. and The Bank of New York, as Trustee to the Sweetheart Indenture (incorporated by reference to Exhibit 4.1 of Sweetheart Holding Inc.'s r eport on Form 8-K dated April 9,
                  2002).
         4.5 Indenture, dated as of February 27, 1997, between The Fonda Group, Inc. and the Trustee in respect of $120 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Fonda Indenture")(incorporated by reference to
                  Exhibit 4.1 filed as a part of The Fonda Group Inc.'s Registration Statement on Form S-4, as amended (File No. 333-24939).
         4.6 First Supplemental Indenture, dated as of March 25, 2002, between Sweetheart Cup Company Inc., as successor to The Fonda Group, Inc., and the Trustee to the Fonda Indenture (incorporated by reference to Exhibit 4.3 of Sweetheart Holdings Inc.'s report on Form 8-K dated April 9, 2002).
         10.13 Asset Sale Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 11, 1994).
         10.14 Bill of Sale, Assignment and Assumption Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from
                  Exhibit 10.2 of the Company's report on Form 10-Q dated February 11, 1994).
         10.15 Wraparound Note dated as of October 6, 1993 made by Sweetheart Holdings Inc. to Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 11, 1994).
         10.16 Asset Distribution Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated February 11, 1994).
         10.21 Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from Exhibit
                  10.1 of the   Company's  report on Form 10-Q dated February 9,
                  1995).
         10.47 Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.47 of the Company's report on Form 10-Q dated May 15, 1998).
         10.48 Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.48 of the Company's report on Form 10-Q dated May 15, 1998).
         10.51 Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.51 of the Company's report on Form 10-Q dated August 14, 1998).

         10.52 Security Agreement made as of June 15, 1998 between Lily Cups Inc. as Grantor and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.52 of the Company's report on Form 10-Q dated August 14, 1998).
         10.58 Intercreditor Agreement dated as of June 15, 2000 among Bank of America, N.A., as Agent, and State Street, solely in its capacity as Owner Trustee and Lessor (incorporated by reference from Exhibit 10.58 of the Company's report on Form 10-Q dated June 25, 2000).
         10.59 Lease Agreement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart Cup, as Lessee (incorporated by reference from
                  Exhibit 10. 59 of the Company's report on Form 10-Q dated June 25, 2000).
         10.60 Lease Supplement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart Cup, as Lessee(incorporated by reference from
                  Exhibit 10.60 of the Company's report on Form 10-Q dated June 25, 2000).
         10.61 Participation Agreement dated as of June 1, 2000 among Sweetheart Cup, as Lessee, the Company, as Guarantor, State Street, solely in its capacity as Owner Trustee, and several Owner Participants (incorporated by reference from Exhibit
                  10.61 of the  Company's  report  on Form 10-Q  dated  June 25,
                  2000).
         10.62 Definitions and Rules of Usage dated as of June 1, 2000 executed in conjunction with the Participation Agreement (incorporated by reference from Exhibit 10.62 of the Company's report on Form 10-Q dated June 25, 2000).
         10.63 Third Amendment to Credit Agreement dated as of June 19, 2001 between Lily Cups, Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference to
                  Exhibit 10.63 of Sweetheart Holdings Inc.'s report on Form 10-K/A dated December 20, 2001).
         10.64 Fourth Amendment To Credit Agreement, dated as of August 15, 2001, between Lily Cups Inc. and General Electric Capital Canada Inc. (incorporated by reference to Exhibit 10.65 of Sweetheart Holdings Inc.'s report on Form 10-K/A dated December 20, 2001).
         10.65 Third Amended and Restated Loan and Security Agreement dated as of March 25, 2002 among the financial institutions named herein as the lenders and Bank of America, N.A. as the agent and Sweetheart Cup Company, Inc. Company Inc., as the borrower and Sweetheart Holdings Inc.,as the parent and Bank of America Securities LLC., as sole arranger and sole book manager (incorporated by reference to Exhibit 10.66 of Sweetheart Holdings Inc.'s report on Form 10-Q dated April 30,2002).
         10.66 Loan Agreement, dated June 10, 2002, between Sweetheart Cup Company, Inc. and the Department of Business and Economic Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.67 of Sweetheart Holdings Inc.'s report on Form 10-Q dated August 6, 2002).
         10.67 Assignment and Assumption Agreement, dated as of March 25, 2002, by and between SF Holdings Group, Inc. and The Fonda Group, Inc. (incorporated by reference to Exhibit 10.18 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         21.1     Subsidiaries   of th  e Company  (incorporated by reference to
                  Exhibit 21.1 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b)  Current Reports on Form 8-K

         A report on Form 8-K was filed on February  14, 2002 under Item 5, Item
           7 and Item 9.
         A report   on   Form   8-K was   filed on March 6,2002 under Item 5 and
           Item 7.
         A report on Form 8-K was filed on April 9, 2002 under Item 1, Item 5 and Item 7.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Independent Auditors' Report                                                 39


Consolidated Balance Sheets as of September 29, 2002
     and September 30, 2001                                                  40


Consolidated Statements of Operations and
     Other Comprehensive Income (Loss)for
     Fiscal Years 2002, 2001 and 2000                                        41


Consolidated Statements of Cash Flows for
     Fiscal Years 2002, 2001, and 2000                                       42


Consolidated Statements of Shareholder's Equity for
     Fiscal Years 2002, 2001, and 2000                                       43


Notes to Consolidated Financial Statements                                   44

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.


         We have audited the accompanying consolidated balance sheets of Sweetheart Holdings Inc. and subsidiaries (the "Company") as of September 29, 2002 and September 30, 2001, and the related consolidated statements of operations and other comprehensive income (loss), cash flows, and shareholder's equity for each of the three fiscal years in the period ended September 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2002 and September 30, 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 29, 2002 in conformity with accounting principles generally accepted in the United States of America.





/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 2, 2002

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               September 29,      September 30,
                                                                                   2002              2001
                                                                             -----------------  -----------------
                                 Assets
Current assets:
  Cash and cash equivalents                                                     $   8,035          $  11,616
  Cash in escrow                                                                        -                  8
  Receivables, less allowances of $3,741 and $3,395                               152,541            170,122
  Inventories                                                                     219,427            225,021
  Deferred income taxes                                                            20,841             24,185
  Assets held for sale                                                              5,275              7,368
  Other current assets                                                             35,736             31,568
                                                                                ----------         ----------
    Total current assets                                                          441,855            469,888

Property, plant and equipment, net                                                252,491            260,666
Deferred income taxes                                                              29,879             26,015
Spare parts                                                                        13,428             12,077
Goodwill, net                                                                      41,232             43,593
Due from SF Holdings                                                               17,962             17,898
Other assets                                                                       23,996             25,036
                                                                                ----------         ----------

    Total assets                                                                $ 820,843          $ 855,173
                                                                                ==========         ==========

                  Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                              $ 102,986          $  96,072
  Accrued payroll and related costs                                                38,009             46,892
  Other current liabilities                                                        44,000             50,257
  Current portion of deferred gain on sale of assets                               10,203             10,275
  Current portion of long-term debt                                               119,853             16,942
                                                                                ----------         ----------
    Total current liabilities                                                     315,051            220,438

Commitments and contingencies  (See Notes)

Long-term debt                                                                    317,448            423,878
Deferred gain on sale of assets                                                    72,883             83,672
Other liabilities                                                                  65,948             68,925
                                                                                ----------         ----------

    Total liabilities                                                             771,330            796,913
                                                                                ----------         ----------

Minority interest in subsidiary                                                     2,276              2,130
                                                                                ----------         ----------

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                                10                 10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                                44                 44
  Additional paid-in capital                                                      101,173            101,257
  Accumulated deficit                                                             (40,577)           (37,429)
  Accumulated other comprehensive loss                                            (13,413)            (7,752)
                                                                                ----------         ----------

    Total shareholder's equity                                                     47,237             56,130
                                                                                ----------         ----------

    Total liabilities and shareholder's equity                                  $ 820,843          $ 855,173
                                                                                ==========         ==========


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                                Fiscal
                                                         ----------------------------------------------------
                                                               2002              2001             2000
                                                         ----------------  ----------------  ----------------
Net sales                                                  $ 1,283,547       $ 1,316,672       $ 1,276,617
Cost of sales                                                1,130,264         1,143,806         1,090,286
                                                           ------------      ------------      ------------

  Gross profit                                                 153,283           172,866           186,331

Selling, general and administrative expenses                   114,823           113,231           112,559
Restructuring charge                                             1,893               504             1,153
Asset impairment expense                                           593             2,244                 -
Other expense (income), net                                      2,102            (9,836)           (4,943)
                                                           ------------      ------------      ------------

  Operating income                                              33,872            66,723            77,562

Interest expense, net of interest income of
  $211, $100 and $1,346                                         37,079            38,919            52,608
                                                           ------------      ------------      ------------

  Income (loss)  before  income tax,  minority
  interest and extraordinary loss                               (3,207)           27,804            24,954

Income tax (benefit) expense                                    (1,283)           11,220            10,096
Minority interest in subsidiary                                    145                68                 -
                                                           ------------      ------------      ------------

  Income (loss) before extraordinary loss                       (2,069)           16,516            14,858

Extraordinary  loss  on debt  extinguishment  (net of
    income tax benefit of $719 and $209)                         1,079                 -               313
                                                           ------------      ------------      ------------

  Net income (loss)                                        $    (3,148)      $    16,516       $    14,545
                                                           ============      ============      ============

Other comprehensive income (loss):

  Net income (loss)                                        $    (3,148)      $    16,516       $    14,545
  Foreign currency translation adjustment                         (912)             (393)             (122)
  Minimum pension liability adjustment (net
    of income tax of $(2,971), $(3,489) and
    $470)                                                       (4,749)           (5,234)              705
                                                           ------------      ------------      ------------

  Comprehensive income (loss)                              $    (8,809)      $    10,889       $    15,128
                                                           ============      ============      ============



          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Fiscal
                                                         ----------------------------------------------------
                                                              2002              2001              2000
                                                         ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                        $    (3,148)      $    16,516       $    14,545

  Adjustments to reconcile net income (loss) to net cash
  provided  by operating activities:
    Depreciation and amortization                               34,498            32,003            47,605
    Amortization of deferred gain                              (10,239)          (10,276)           (2,813)
    Asset impairment expense                                       593             2,244                 -
    Deferred income tax expense                                  1,785             8,263             4,789
    Loss (gain) on sale of assets                               (3,069)              143            (4,237)
    Write-off of assets                                          7,996                 -                 -
  Changes in operating assets and liabilities (net of
    business acquisitions):
    Receivables                                                 17,581            (7,279)          (24,550)
    Inventories                                                  5,594            11,147           (31,145)
    Other current assets                                        (4,168)           (2,958)             (181)
    Other assets                                                   444            (3,703)            2,519
    Accounts payable                                             6,914           (12,241)            6,422
    Accrued payroll and related costs                           (8,883)           (8,861)              136
    Other current liabilities                                   (6,550)            1,445             8,550
    Other liabilities                                          (10,617)          (12,690)          (20,027)
    Other, net                                                    (262)               21               339
                                                           ------------      ------------      ------------
      Net cash provided by operating activities                 28,469            13,774             1,952
                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                   (21,206)          (31,701)          (26,915)
  Payments for business acquisitions                                 -           (40,665)          (12,411)
  Due to/from SF Holdings                                          (64)              543           (30,449)
  Proceeds from sale of property, plant and equipment            5,284               120           221,474
                                                           ------------      ------------      ------------
      Net cash  (used in) provided by investing activities     (15,986)          (71,703)          151,699
                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                      200,254            66,427            38,957
  Repayments under credit facilities                          (196,144)                -                 -
  Repayments of other debt                                      (9,633)             (715)         (190,565)
  Borrowings                                                     2,000                 -                 -
  Redemption of stock appreciation rights                            -                 -              (504)
  Debt issuance costs                                          (12,549)           (1,287)                -
  Increase in cash escrow                                       (4,589)              (17)         (206,318)
  Decrease in cash escrow                                        4,597               309           206,018
                                                           ------------      ------------      ------------
      Net cash (used in) provided by financing activities      (16,064)           64,717          (152,412)
                                                           ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                   (3,581)            6,788             1,239
CASH AND CASH EQUIVALENTS, beginning of year                    11,616             4,828             3,589
                                                           ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                     $     8,035       $    11,616       $     4,828
                                                           ============      ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                        $    34,426       $    37,070       $    52,147
                                                           ============      ============      ============

      Income taxes paid                                    $       880       $     2,484       $     3,673
                                                           ============      ============      ============

SUPPLEMENTAL NON-CASH FINANCING ACTIVITY:

      Note payable associated with business acquisition    $         -       $         -       $     2,914
                                                           ============      ============      ============

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)



                                                                                  Accumulated
                                                                                  Other Comp-
                                   Class A   Class B   Additional                  rehensive        Total
                                   Common    Common     Paid-In     Accumulated     Income      Shareholder's
                                    Stock     Stock     Capital       Deficit       (Loss)          Equity
                                  --------- --------- ------------ ------------- ------------- ---------------
Balance, September 27, 1999        $    10   $    44   $  101,090   $  (68,490)   $   (2,708)     $  29,946

Net income                               -         -            -       14,545             -         14,545
Minimum pension liability
  adjustment                             -         -            -            -           705            705
Translation adjustment                   -         -            -            -          (122)          (122)
                                   --------  --------  -----------  -----------   -----------     ----------

Balance, September 24, 2000             10        44      101,090      (53,945)       (2,125)        45,074

Net income                               -         -            -       16,516             -         16,516
Equity based compensation                -         -          167            -             -            167
Minimum    pension     liability
  adjustment                             -         -            -            -        (5,234)        (5,234)
Translation adjustment                   -         -            -            -          (393)          (393)
                                   --------  --------  -----------  -----------   -----------     ----------

Balance, September 30, 2001             10        44      101,257      (37,429)       (7,752)        56,130

Net loss                                 -         -            -       (3,148)            -         (3,148)
Elimination of gain on
  equipment purchased from
  related party                          -         -         (183)           -             -           (183)
Equity based compensation                -         -           99            -             -             99
Minimum    pension     liability
  adjustment                             -         -            -            -        (4,749)        (4,749)
Translation adjustment                   -         -            -            -          (912)          (912)
                                   --------  --------  -----------  -----------   -----------     ----------

Balance, September 29, 2002        $    10   $    44   $  101,173   $  (40,577)   $  (13,413)     $  47,237
                                   ========  ========  ===========  ===========   ===========     ==========





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

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, The Fonda Group, Inc. ("Fonda") was merged (the "Merger") with and into Sweetheart Cup, with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup, the surviving entity, is a wholly owned subsidiary of Sweetheart Holdings which is a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"). Pre-merger, Sweetheart Holdings and Fonda were under common control, and therefore, the transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements of the Company have been restated for all periods presented.

         The Company believes it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America. In Fiscal 2002, 2001 and 2000, the Company had net sales of approximately $1.3 billion, respectively. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products at all major price points under both branded and private labels to institutional foodservice, consumer and food packaging customers. The Company markets its products under its well recognized: Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM), Go Cup(R), Silent Service(R), Centerpiece(R), Basix(R), Guildware(R), Simple Elegance(R), Sensations(R), Hoffmaster(R), Paper Art(R), and Touch of Color(R) brands. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal containers in customers' plants. During Fiscal 2002, 2001 and 2000, no one customer accounted for more than 10% of the Company's net sales.


1.  SIGNIFICANT ACCOUNTING POLICIES

         Business Segments - The Company operates within one business segment and accordingly does not report multiple business segments. Included within net sales for Fiscal 2002, 2001 and 2000 is $1.4 million, $1.6 million and $1.9 million of lease revenue, respectively. Further identification of net sales by product and service or group of similar products and services is not available.

         Fiscal year end - The Company's fiscal year end is the 52 or 53 week period ending on the last Sunday in September. Fiscal 2002 is the 52 week period ended September 29, 2002. Fiscal 2001 is the 53 week period ended September 30, 2001. Fiscal 2000 is the 52 week period ended September 24, 2000.

         Principles  of   Consolidation   and  Translation  -  The  consolidated
financial statements include the accounts of Sweetheart Holdings and its subsidiaries. Assets and liabilities denominated in foreign currencies are translated at the rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average of the monthly exchange rates. The cumulative effect of translation adjustments is deferred and classified as a cumulative translation adjustment in shareholder's equity and other comprehensive income (loss). All inter-company accounts and transactions have been eliminated.

         The accounts of the Company's Mexican subsidiary, Global Cup, S.A. De C.V. and its subsidiaries ("Global Cup"), are consolidated as of and for the period ended August 25, 2002 due to the time needed to consolidate this subsidiary. No events occurred related to this subsidiary in September 2002 that materially affected the Company's consolidated financial position or results of operations.

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

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost, less accumulated depreciation, or fair market value for business acquisitions and is depreciated on the straight-line method over the estimated useful lives of the assets, with the exception of some property, plant and equipment acquired prior to January 1, 1991, which is depreciated on the declining balance method.

         The asset lives of buildings and improvements range between 2 and 50 years and have an average useful life of 21.7 years. The asset lives of machinery and equipment range between 5 and 13 years and have an average useful life of 11.9 years.

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

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and is amortized on a straight-line basis over twenty years. The carrying value of goodwill is reviewed when facts and circumstances suggest that it may be impaired. The Company assesses its recoverability by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted projected future cash flows. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows. See "--Impact of Recently Issued Accounting Standards, SFAS No. 142".

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

         Deferred Catalog Cost and Advertising Expense - The Company expenses the costs of advertising as incurred, except for catalog costs, which are capitalized and amortized over the expected period of future benefits. Direct response advertising consists primarily of catalogs that include order forms for the Company's products. The everyday products catalog costs are expensed over a period of twelve months, while the spring, fall and holiday season catalog costs are amortized over periods ranging from four to six months coinciding with shipments of products.

         At September 29, 2002 and September 30, 2001, $0.2 million and $0.3 million, respectively, of unamortized catalog costs were included in other current assets. Advertising expense was $0.3 million in

Fiscal 2002, $0.2 million in Fiscal 2001 and in Fiscal 2000. Catalog expense was $0.7 million in Fiscal 2002, $0.4 million in Fiscal 2001 and $0.6 million in Fiscal 2000.

         Advanced Royalties and Minimum License Guarantees - The Company enters into licensing agreements with third parties for the right to use their designs and trademarks. Certain agreements require minimum guarantees of royalties, as well as advance payments. Advance royalty payments are recorded as other current assets and are charged to expense as royalties are earned. Minimum license guarantees are recorded as an other asset, with a corresponding payable, when the agreement is executed and are charged to expense based on actual sales. The Company charges to expense remaining advance royalties and minimum license guarantees when management determines that actual related product sales are significantly less than original estimates.

         As of September 29, 2002 and September 30, 2001, the Company had $47,000 and $0.5 million in minimum license guarantees and advance royalties, net of reserves, respectively. Future minimum royalty payments are $0.6 million in 2003 and $0.1 million thereafter.

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

         Debt issuance costs - Costs associated with obtaining financing are capitalized and are included in other assets. These costs are being amortized over the terms of the respective financing.

         Impact of Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements:
Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but subject to an impairment test on an annual basis. The Company has adopted SFAS No. 141 during Fiscal 2001. The Company has adopted SFAS No. 142 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 142 on its consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement amends SFAS. No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company has adopted SFAS No. 143 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 144 on its consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. In accordance with the statement, any gain or loss on extinguishment of debt that does not meet the criteria in APB No. 30 will no longer be classified as an extraordinary item for all periods presented. This statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS No. 145 effective September 30, 2002 and is currently evaluating the impact of SFAS No. 145 on its consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force Issue 94-3, requiring a company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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


2.  INVENTORIES

         The components of inventories are as follows (in thousands):

                              September 29,    September 30,
                                   2002            2001
                             ---------------  ---------------

Raw materials and supplies     $  57,305        $  55,955
Finished  products               150,925          158,297
Work in progress                  11,197           10,769
                               ---------        ---------
  Total inventories            $ 219,427        $ 225,021
                               =========        =========

3.  INCOME TAXES

         The income tax (benefit) expense includes the following components (in thousands):

                                                 Fiscal
                                   ----------------------------------
                                      2002        2001        2000
                                   ----------  ----------  ----------
Current:
  Federal                           $ (3,068)   $  2,471    $  3,891
  State                                    -         486       1,146
  Foreign                                  -           -         270
                                    ---------   ---------   ---------
    Total current                     (3,068)      2,957       5,307
                                    ---------   ---------   ---------
Deferred:
  Federal                              2,221       7,745       4,536
  State                                 (121)        947         253
  Foreign                               (315)       (429)
                                    ---------   ---------   ---------
    Total deferred                     1,785       8,263       4,789
                                    ---------   ---------   ---------

Total income tax (benefit) expense  $ (1,283)   $ 11,220    $ 10,096
                                    =========   =========   =========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2002, 2001 and 2000 as a result of the following:

                                                 Fiscal
                                   ----------------------------------
                                      2002        2001        2000
                                   ----------  ----------  ----------

U.S. Federal tax rate                  35%         35%         35%
State income taxes, net of
  U.S. Federal tax impact               4           4           4
Permanent difference, meals and
  entertainment                         1           1           1
                                      ----        ----        ----
       Effective tax rate              40%         40%         40%
                                      ====        ====        ====


         Deferred income taxes reflect the net tax effects of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                          September 29,    September 30,
                                                              2002             2001
                                                         ---------------  ---------------
Assets:
  Post-retirement health and pension benefits              $  19,755        $  23,985
  Employee benefits                                            7,651            7,602
  Net operating loss carryforwards                            20,700            9,980
  Deferred gain on sale-leaseback transaction                 33,670           37,766
  Alternative minimum tax credit carryforward                    354            3,329
  Deferred rent                                                2,867            1,606
  Inventory adjustments                                        3,600            7,964
  Allowance for doubtful accounts and related reserves         6,628            1,957
  Charitable contributions carryforwards                         184              184
  Other                                                        5,020            4,433
                                                           ----------       ----------
                                                             100,429           98,806
Liabilities:
     Depreciation                                            (49,709)         (48,606)
                                                           ----------       ----------

Net deferred tax assets                                    $  50,720        $  50,200
                                                           ==========       ==========

         As of September 29, 2002, the Company had approximately $56 million of net operating loss carryforwards for federal income tax purposes of which $25 million will expire in 2018 and the remaining $31 million will expire in 2022. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

         No provision has been made for U.S. federal deferred income taxes on approximately $11 million of accumulated and undistributed earnings of the Foreign subsidiaries at September 29, 2002 since it is the present intention of management to reinvest the undistributed earnings in foreign operations indefinitely. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings related to the investments in the Foreign subsidiaries is not practicable.


4.  ASSETS HELD FOR SALE

         On August 3, 2001, the Company's Board of Directors approved plans for the closure and sale of its Manchester, New Hampshire facility. This facility was consolidated into the North Andover, Massachusetts facility. The Company consummated the sale in Fiscal 2002 which resulted in a net gain of $3.0 million.

         On February 20, 2001, the Company's Board of Directors approved plans for the closure and sale of the Somerville, Massachusetts facility. This facility was consolidated into the North Andover, Massachusetts facility and is not being used in operations as of September 29, 2002. The Company anticipates the sale of the facility within the next twelve months and has classified it as available for sale on the consolidated balance sheet.

5.  OTHER CURRENT ASSETS

         The components of other current assets are as follows (in thousands):

                                  September 29,    September 30,
                                      2002             2001
                                 --------------   --------------

    Spare parts                    $  22,652        $  23,273
    Vendor receivables                 4,343            3,141
    Income taxes receivable            3,068                -
    Prepaid expenses                   5,673            5,154
                                   ---------        ---------

      Total other current assets   $  35,736        $  31,568
                                   =========        =========


6.  PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                        September 29,    September 30,
                                            2002             2001
                                       ---------------  ---------------

Land                                     $  14,571        $  14,630
Buildings and improvements                 117,772          108,571
Machinery and equipment                    328,529          311,713
Construction in progress                     8,043           16,587
                                         ---------        ---------

  Total property, plant and equipment      468,915          451,501

Less - accumulated depreciation            216,424          190,835
                                         ---------        ---------

  Property, plant and equipment, net     $ 252,491        $ 260,666
                                         =========        =========


         Depreciation of property, plant and equipment was $27.6 million, $27.8 million and $43.0 million in Fiscal 2002, 2001 and 2000, respectively. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.4 million and a net book value of $1.4 million and $1.5 million at September 29, 2002 and September 30, 2001, respectively.


7.  ACQUISITIONS

         On August 28, 2001, the Company consummated the purchase of substantially all of the property, plant and equipment, intangibles and net working capital of the consumer division of Dopaco, Inc. ("Dopaco") located in El Cajon, California (the "Dopaco Acquisition"). In addition, pursuant to the Dopaco Agreement, the Company assumed the liabilities and obligations of the consumer division of Dopaco arising under purchased contracts and leases. The consumer division of Dopaco manufactures coated and uncoated white and decorated paper plates, bowls and lunch bags and serves primarily the private label markets of major west coast based grocery chains. The aggregate purchase price was $21.8 million which was funded through a bank financing. The Dopaco Acquisition resulted in goodwill of $9.1 million which is fully tax deductible and intangible assets of $3.2 million with a weighted average useful life of approximately 4.4 years. These intangible assets consisted of a non-compete agreement of $2.2 million with an estimated useful life of 5 years, employment contracts of $0.8 million with estimated useful lives of 3 years and other assets of $0.2 million with estimated useful lives of 11 months.

         On April 5, 2001, the Company purchased an 80% interest in Global Cup. Global Cup manufactures, distributes and sells paper cups and lids throughout Mexico and exports to other Latin American countries. The Company has assumed the liabilities and obligations of Global Cup arising under contracts or leases that are either assets purchased by the Company or a part of the accounts payable. The aggregate purchase price for the assets and working capital was $12.2 million which was paid in cash. The Global Cup acquisition has resulted in goodwill of $3.9 million.

         The above acquisitions have been accounted for under the purchase method and their results have been included in the consolidated statements of operations since the respective dates of acquisition. Goodwill amortization was $2.0 million in Fiscal 2002, $1.9 million in Fiscal 2001 and $1.2 million in Fiscal 2000. Accumulated amortization was $8.1 million and $6.1 million at September 29, 2002 and September 30, 2001, respectively. The inclusion of these acquisitions within the consolidated financial statements presented had a minimal impact on the Company's pro forma results.


8.  OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                        September 29,    September 30,
                                            2002             2001
                                       ---------------  ---------------

Debt issuance costs, net of
  accumulated amortization               $  14,664        $   6,744
SF Holdings management agreement                 -            5,201
Intangible assets                            2,812            3,111
Investment                                       -            2,221
Intangible pension asset
  (See Note 23)                              1,813            2,737
Deposits                                     1,307            2,432
Other                                        3,400            2,590
                                         ---------        ---------

  Total other assets                     $  23,996        $  25,036
                                         =========        =========

         Amortization of debt issuance costs was $3.3 million, $1.7 million and $2.6 million for Fiscal 2002, 2001 and 2000, respectively, and is included in interest expense.


9.  OTHER CURRENT LIABILITIES

         The   components   of   other   current  liabilities are as follows (in
thousands):

                                        September 29,    September 30,
                                            2002             2001
                                       ---------------  ---------------

Sales allowances                         $  17,583        $  21,641
Restructuring charges                          816              365
Taxes, other than income taxes               3,220            5,136
Litigation, claims and assessments
  (See Note 25)                              1,642            1,426
Deferred rent payable                        7,708            8,169
Interest payable                             2,801            3,337
Freight payable                              2,175            1,481
Other                                        8,055            8,702
                                         ---------        ---------
  Total other current liabilities        $  44,000        $  50,257
                                         =========        =========

10. DEFERRED GAIN ON SALE OF ASSETS

         In connection with a sale-leaseback transaction, on June 15, 2000, the Company sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas for a fair market value of $212.3 million to several owner participants. Pursuant to a lease dated as of June 1, 2000 ("the Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants, through November 9, 2010. The associated property, plant and equipment was removed from the balance sheet and a deferred gain of $107.0 million was recorded and will be amortized using the straight line method over 125 months which is the term of the Lease.

         Annual rental expense under the Lease will be approximately $31.5 million. The Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years. The rent for each renewal term will be determined at 105% of the fair market rental value of the production equipment at the date of renewal. The Lease does not contain bargain lease terms and no penalties or other disincentives if the Sweetheart Cup elects not to renew the Lease. If at the end of the lease term, the Sweetheart Cup elects not to exercise its option to renew the Lease or purchase the equipment, the Sweetheart Cup is obligated to return the equipment to the lessor in good working order with all manuals, and to de-install the equipment, crate it and deliver it to the nearest railhead.


11. LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                        September 29,    September 30,
                                            2002             2001
                                       ---------------  ---------------

Senior Credit Facility                   $ 186,117        $ 190,584
Canadian Credit Facility                    15,452           16,630
$110 million Senior Subordinated Notes     110,000          110,000
$120 million Senior Subordinated Notes     120,000          120,000
Sherwood Industries Notes                    3,498            3,153
Maryland Loan                                1,895                -
Other                                          339              453
                                         ---------        ---------
  Total debt                               437,301          440,820

Less - Current portion of long-term debt   119,853           16,942
                                         ---------        ---------
     Total long-term debt                $ 317,448        $ 423,878
                                         =========        =========

         The aggregate annual maturities of long-term debt at September 29, 2002 are as follows (in thousands):

                  Fiscal 2003            $ 119,853
                  Fiscal 2004               22,607
                  Fiscal 2005                5,686
                  Fiscal 2006                  412
                  Fiscal 2007              168,743
                  Fiscal 2008              120,000
                                         ---------

                                         $ 437,301
                                         =========

         Senior Credit Facility - On March 25, 2002, the Company refinanced its existing Senior Credit Facility with Bank of America, N.A., as agent (the "Senior Credit Facility"). (see Note 22). The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended its $110 million Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility will become due on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For Fiscal 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.88%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 29, 2002, $31.0 million was available under the Senior Credit Facility. As of September 29, 2002, LIBOR was 1.81% and the bank's base rate was 4.75%.

         The Senior Credit Facility contains various covenants that limit, or restrict, among other things, indebtedness, dividends, leases, capital expenditures and the use of proceeds from asset sales and certain other business activities. Additionally, the Company must maintain on a consolidated basis, certain specified ratios at specified times, including, without limitation, maintenance of minimum fixed charge coverage ratio. The Company is currently in compliance with all covenants under the Senior Credit Facility. The Senior Credit Facility provides for partial mandatory prepayments upon the sale of equipment collateral unless net proceeds are used to purchase replacement collateral and full repayment upon any change of control (as defined in the loan agreement governing the Senior Credit Facility).

         Canadian Credit Facility - The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $19.0 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For Fiscal 2002, the weighted average annual interest rate for the Canadian Credit Facility was 4.41%. As of September 29, 2002, Cdn $1.3 million (approximately US $0.8 million) was available under the revolving facility and the term loan balance was Cdn $12.3 million (approximately US $7.8 million) under the Canadian Credit Facility.

         $110 million Senior Subordinated Notes - On March 25, 2002, the Company entered into a supplemental indenture to the Indenture (the "Indenture") governing its $110 million 10 1/2% senior subordinated notes due September 1, 2003 (the "$110 million Senior Subordinated Notes") to amend the definition of "Change of Control" in the Indenture to substitute Dennis Mehiel, the Company's Chairman and Chief Executive Officer, for AIP and to make certain other conforming changes. The Company offered to pay $5.00 for each $1,000 in principal amount of the $110 Senior Subordinated Notes (the "Consent Fee") to holders of the $110 Senior Subordinated Notes who had properly furnished, and not revoked, their consent on or prior to the expiration date of the consent solicitation (the "Consent Solicitation"). As a result of the consummation of the Consent Solicitation, the $110 Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to $110 million Senior Subordinated Notes. Interest on the $110 million Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September 1. The $110 million Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The $110 million Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility, and are pari passu with the $120 million Senior Subordinated Notes due 2007 (the "$120 million Senior Subordinated Notes"). In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. The $110 million Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         $120 million Senior Subordinated Notes - In Fiscal 1997, the Company issued the $120 million Senior Subordinated Notes with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The Company may, at its election, redeem the $120 million Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The $120 million Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest. The $120 million Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility and are pari passu with the $110 million Senior Subordinated Notes. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. The $120 million Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transaction with affiliates, the creation of additional liens and certain other business activities.

         Sherwood Industries Notes - As part of a prior acquisition on May 15, 2000, the Company issued to the sellers promissory notes due May 2005 in the principal amount of $5.0 million and a present value of $2.9 million. On March 19, 2001, the principal amount was reduced by $0.3 million as a result of the working capital adjustment to $4.7 million and present value of $2.7 million.

         Maryland Loan - On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007. As of September 29, 2002, $1.9 million was outstanding at an annual interest rate of 3.0%.


12. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments included in current assets and current liabilities approximate their estimated fair value because of the relatively short maturities of these instruments. All borrowing under the Senior Credit Facility and the Canadian Credit Facility have variable interest rates that fluctuate along with current market conditions and thus the carrying value approximates their fair value.

         The fair value of the $110 million Senior Subordinated Notes are estimated to be $13.2 million lower than the carrying value at September 29, 2002 and $2.2 million lower than the carrying value at September 30, 2001, based upon independent third party information.

         The fair value of the $120 million Senior Subordinated Notes are estimated to be $30 million lower than the carrying value at September 29, 2002 and $3.6 million lower than the carrying value at September 30, 2001, based upon independent third party information.


13. OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                        September 29,    September 30,
                                            2002             2001
                                       ---------------  ---------------

Post-retirement health care benefits
  (See Note 23)                          $  49,321        $  56,968
Pensions (See Note 23)                      14,426            9,652
Other                                        2,201            2,305
                                         ---------        ---------

  Total other liabilities                $  65,948        $  68,925
                                         =========        =========


14. MINORITY INTEREST IN SUBSIDIARY

         Minority interest represents 20% of the total common stock interest in Global Cup, not owned by the Company.


15. SHAREHOLDER'S EQUITY

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

         The Class A and Class B Common Stock have the same powers, preferences and rights, except that the Class B Common Stock has no voting rights. Class A and Class B Common Stock share the profits and losses generated by the Company on a pro-rata basis. Each outstanding Class A Common Share is entitled to one vote on any matter submitted to a vote of shareholders and has no cumulative voting rights. Subject to Delaware law and limitations in certain debt instruments ($110 million Senior Subordinated Notes, $120 million Senior Subordinated Notes, and borrowings under the Senior Credit Facility), common shareholders are entitled to receive such dividends as may be declared by the Company's Board of Directors out of funds legally available thereof. In the event of a liquidation, dissolution or winding up of the Company, common shareholders are entitled to share ratably in all assets remaining after payment or provision for payment of debts or other liabilities of the Company.


16. SF HOLDINGS STOCK OPTION PLAN

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $0.1 million and $0.2 million for Fiscal 2002 and Fiscal 2001, respectively.

         A summary of SF Holdings stock option transactions involving employees of the Company are as follows:

                                        SF Holdings   Weighted Average
                                       Stock Options   Exercised Price
                                       -------------  ----------------
Outstanding, September 25, 2000                -          $       -
  Granted                                 13,635             118.30
  Forfeited                                 (700)            117.38
                                         --------         ---------
Outstanding, September 30, 2001           12,935             118.35
  Forfeited                               (1,119)            117.38
                                         --------         ---------
Outstanding, September 29, 2002           11,816          $  118.44
                                         ========         =========
Exercisable, September 30, 2001                -
                                         ========
Exercisable, September 29, 2002            3,938
                                         ========

         The following table summarizes information about SF Holdings stock options granted to employees of the Company, outstanding at September 29, 2002:

                                    Options Outstanding                    Options Exercisable
                    --------------------------------------------------  -------------------------
                                         Weighted                                      Weighted
                         Number           Average         Weighted          Number      Average
 Range of Exercise   Outstanding as   Remaining Life      Average        Exercisable   Exercise
       Prices         of 09/29/02         (Years)      Exercise Price   as of 9/29/02    Price
------------------- ---------------- ---------------- ---------------- -------------- -----------
    $  93.75              5,659             8.0          $  93.75           1,886       $  93.75
      141.14              6,157             8.0            141.14           2,052         141.14
                         ------             ---          --------           -----

                         11,816             8.0          $ 118.44           3,938       $ 118.44
                         ======             ===          ========           =====       ========

         The Company applies APB No. 25 and related interpretations in accounting for SF Holdings stock options granted to employees of the Company. Had compensation costs for SF Holdings stock options been determined based on fair value at the option grant dates, in accordance with the provisions of SFAS No. 123, the Company's net income (loss) for Fiscal 2002 and Fiscal 2001 would have changed to the pro forma amount indicated below (in thousands):

Net income (loss):                        Fiscal            Fiscal
                                           2002              2001
                                         ---------        ---------
  As reported                            $ (3,148)        $  16,516
  Pro forma                              $ (3,169)        $  16,480


         The weighted average fair value of the SF Holdings stock options, was $0.4 million in Fiscal 2001 estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 2.75%, and expected life of option grants of 3 years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future pro forma effects.


17. RELATED-PARTY TRANSACTIONS

         All of the affiliates (other than Fibre Marketing Group, LLC ("Fibre Marketing"), the successor of Marketing Group, Inc., a waste recovery business in which the Company has a 25% interest and Mehiel Enterprises, Inc., a company owned by a director, Chris Mehiel, of the Company, has a 75% interest) referenced below are directly or indirectly under the common ownership of the Company's Chairman and Chief Executive Officer, Dennis Mehiel. The Company believes that the transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         Pursuant to a Management Services Agreement, as amended, SF Holdings is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under the agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the Company's day to day operations.

         At September 29, 2002 and September 30, 2001, the Company has a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. During Fiscal 2001 and 2000, the Company foregav $16,021 and $51,637 of interest, respectively, associated with loans to its Chief Executive Officer. At September 29, 2002 and September 30, 2001, the Company has a loan receivable from its Chief Operating Officer of $0.1 million and $0.2 million, respectively, plus accrued interest at 5.39%. The loans are payable upon demand.

         During Fiscal 2002, the Company purchased $11.8 million of corrugated containers from Box USA, a company in which the Company's Chief Executive Officer owns in excess of 10% of its outstanding capital stock, and $1.1 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of September 29, 2002 is $1.0 million due to Box USA. Other purchases from affiliates during Fiscal 2002 were not significant.

         On November 1, 2001, Fibre Marketing issued promissory notes to the Company for $1.2 million in the aggregate, in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of September 29, 2002, $0.9 million is due to the Company.

         During Fiscal 2002, the Company sold $8.9 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 29, 2002 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2002 were not significant.

         During Fiscal 2001, the Company purchased $7.6 million of corrugated containers from Box USA and $1.0 million of travel services from Emerald Lady. Included in accounts payable as of September 30, 2001 is $0.6 million due to Box USA. Other purchases from affiliates during Fiscal 2001 were not significant.

         During Fiscal 2001, the Company sold $7.7 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 30, 2001 is $2.0 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2001 were not significant.

         During Fiscal 2000, the Company purchased $9.7 million of corrugated containers and $0.2 million of services from Box USA and $0.9 million of travel services from Emerald Lady. Included in accounts payable, as of September 24, 2000 is $0.1 million due to Box USA. Other purchases from affiliates during Fiscal 2000, were not significant.

         During Fiscal 2000, the Company sold $7.6 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 24, 2000 is $1.3 million due from Fibre Marketing. Other sales to affiliates during Fiscal 2000 were not significant.

         During  Fiscal  2001,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During Fiscal 2002 and Fiscal 2001, rental payments under this lease were $1.5 million and $1.4 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During Fiscal 2002, Fiscal 2001 and Fiscal 2000, rental payments under this lease were $3.7 million, $3.6 million and $0.7 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing from a director of the Company for $0.2 million. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million, retaining a 25% ownership interest in Fibre Marketing. On July 17, 2000, Box USA transferred 50% of its interest in Fibre Marketing to Mehiel Enterprises, Inc. Mehiel Enterprises, Inc. owns a 75% interest in Fibre Marketing. The Company accounts for its ownership interest in Fibre Marketing using the equity method. During Fiscal 2002, 2001 and 2000, the Company recorded a loss of $204,000, a loss of $67,000 and income of $241,000, respectively.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was $0.1 million, $0.2 million and $0.2 million during Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.


18. LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments are charged to expense using the straight line method over the term of the lease. Rent expense under such arrangements was $61.3 million, $60.7 million and $34.8 million for Fiscal Years 2002, 2001 and 2000, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 29, 2002 are as follows (in thousands):

                  Fiscal 2003            $   54,179
                  Fiscal 2004                50,848
                  Fiscal 2005                48,283
                  Fiscal 2006                45,177
                  Fiscal 2007                43,283
                  Thereafter                192,537
                                         ----------

                                         $  434,307
                                         ==========

         In connection with a sale-leaseback transaction, on June 15, 2000, the Company sold certain production equipment located in Owings Mills, Maryland; Chicago, Illinois; and Dallas, Texas for a fair market value of $212.3 million to several owner participants.

         Pursuant to the Lease dated as of June 1, 2000 between Sweetheart Cup and State Street, Sweetheart Cup will lease such production equipment from State Street, as owner trustee for several owner participants through November 9, 2010. Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years each. Sweetheart Cup may also purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006, at its option. The Company's obligations in connection with the Lease are collateralized by substantially all of the Company's property, plant and equipment owned as of June 15, 2000. This lease contains various covenants, which prohibit, or limit, among other things dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities.

         The Company is accounting for this transaction as an operating lease, expensing the $31.5 million annual rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and is being amortized over 125 months, which is the term of the Lease.

         The Company leases a warehouse facility in Williamsburg, Pennsylvania which is being accounted for as a capital lease. The term of this lease is 15 years, expiring in fiscal 2005. The initial cost of the lease was $2.2 million. The future minimum lease payments are $0.1 million in Fiscal 2003, Fiscal 2004 and Fiscal 2005. The present value of the future minimum lease payments is $0.2 million.


19. RESTRUCTURING CHARGE

         During the quarter ended September 29, 2002, the Company established a restructuring reserve of $0.3 million in conjunction with the planned closure of the Company's Lafayette, Georgia facility from which 101 primarily manufacturing positions were eliminated. The plan was approved by management on September 24, 2002 and announced to employees on September 29, 2002. Severance payments of $0.1 million and $0.2 million of vacated building rent expense will be paid in Fiscal 2003. The $0.3 million reserve has been included in the "Other current liabilities" on the consolidated balance sheet as of September 29, 2002.

         During the quarter ended June 30, 2002, the Company established a restructuring reserve of $1.6 million in conjunction with planned consolidation initiatives from which 475 primarily manufacturing positions were eliminated. The plan was approved by management on June 19, 2002 and announced to employees on June 28, 2002. During the fourth quarter of Fiscal 2002, the Company paid $1.0 million in severance payments. The remaining $0.6 million of severance payments will be paid in the first three quarters of Fiscal 2003. The $0.6 million reserve has been included in the "Other current liabilities" on the consolidated balance sheet as of September 29, 2002.

         During the quarter ended June 24, 2001, the Company established a restructuring reserve of $0.5 million in conjunction with the planned consolidation of the former administrative offices of CEG in Indianapolis, Indiana into the Company's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of approximately 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid during the fourth quarter of Fiscal 2001. As of September 30, 2001, the remaining reserve of $0.4 million is included within the other current liabilities on the consolidated balance sheet and was utilized during Fiscal 2002.

         During the quarter ended March 26, 2000, the Company established a restructuring reserve of $0.7 million in conjunction with the planned elimination of the Company's centralized machine shop operation from which 53 positions would be eliminated. The plan was completed and approved by management on January 10, 2000 and announced to employees on March 7, 2000. Severance payments of $0.2 million, were paid in both the third and fourth quarters of Fiscal 2000. Also, during the fourth quarter of Fiscal 2000, the Company reversed $0.2 million of this reserve as a result of 12 employees being placed into open positions within the Company. The balance of this reserve is included within the "Other current liabilities" on the consolidated balance sheet. The balance of this reserve was $0.7 million at the end of the quarter ended March, 26, 2000; $0.5 million at the end of the quarter ended June 25, 2000; and $0.1 million at the end of the fiscal year ended September 24, 2000. The Company utilized the remaining $0.1 million of the restructuring reserve in the first quarter of Fiscal 2001.

         During the quarter ended June 25, 2000, the Company announced that it intended to close its Maspeth, New York facility in the first quarter of Fiscal 2001 which would result in the elimination of 130 positions. In connection with such plans in Fiscal 2000, The Company recognized $0.7 million of charges for severance and related costs, of which $0.6 million remained unpaid as of September 24, 2000 and was included within the other current liabilities on the consolidated balance sheet. Severance payments of $0.1 million, $0.5 million, $0.08 million, and $0.02 million were paid during the quarters ended September 24, 2000, December 24, 2000, March 25, 2001, and June 24, 2001, respectively.


20. ASSET IMPAIRMENT EXPENSE

         During the quarter ended September 29, 2002, the Company approved plans to close its Lafayette, Georgia facility. As a result, the Company evaluated the usefulness of certain equipment no longer in use at this facility and wrote-off the remaining book value of $0.6 million to operations.

         During the quarter ended September 30, 2001, the Company approved plans to consolidate its Manchester, New Hampshire and Springfield, Missouri operations into other existing facilities throughout the Company. As a result, the Company evaluated the usefulness of certain equipment no longer in use at these facilities and wrote-off the remaining book value of $2.2 million to operations.


21. OTHER INCOME, NET

         During Fiscal 2002, the Company realized $10.2 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, during Fiscal 2002, the Company recognized a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. These gains were offset by (i) a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998,
(ii) a $2.6 million write-off of assets related to business initiatives which were abandoned subsequent to the Merger, (iii) $6.9 million of costs in connection with the rationalization, consolidation and process improvement of the Company's manufacturing facilities and (iv) $0.5 million of additional costs of associated with the termination of the Lily-Tulip, Inc. Salary Retirement Plan.

         In Fiscal 2001, the Company realized $10.3 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. This amortization of the deferred gain was partially offset by $1.6 million in expenses in associated with the relocation of a manufacturing facility from Somerville, Massachusetts to North Andover, Massachusetts.

         In Fiscal 2000, the Company realized a $4.1 million gain on the sale of a warehouse facility in Owings Mills, Maryland and $2.8 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. The amortization of the deferred gain was partially offset by a one-time write-off of a $1.0 million unsecured note receivable issued in connection with the Fiscal 1998 sale of the bakery business due to the bankruptcy of the borrower. The Company also incurred $1.4 million of expenses associated with the Aldridge Liability.


22. EXTRAORDINARY LOSS

         During Fiscal 2002, in conjunction with the refinancing of the Company's Senior Credit Facility, the Company charged $1.8 million, or $1.1 million net of income tax benefit, to results of operations as an extraordinary item, which amount represents the unamortized deferred financing fees and redemption fees pertaining to such debt.

         During Fiscal 2000, in conjunction with the redemption of the Company's Senior Secured Notes and the refinancing of the U.S. Credit Facility, the Company charged $0.5 million, or $0.3 million net of income tax benefit, to results of operations as an extraordinary item, which amount represents the unamortized deferred financing fees and redemption fees pertaining to such debt.


23. EMPLOYEE BENEFIT AND POST-RETIREMENT HEALTH CARE PLANS

         The Company sponsors various defined benefit post-retirement health care plans that cover substantially all full-time employees. The plans, in most cases, pay stated percentages of most medical expenses incurred by retirees after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants generally become eligible after reaching age 60 with ten years of service. The majority of such plans are contributory, with retiree contributions adjusted annually. The Company does not fund the plans.

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined pension plans. Pension costs are based upon the actuarially normal costs plus interest on and amortization of the unfunded liabilities. The benefit for participants in certain of the Company's non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $0.2 million to income. The Company's policy has been to fund annually the minimum contributions required by applicable regulations. In Fiscal 2001, all assets of a discontinued pension plan were distributed in full settlement of the plan's obligations. A credit to income of $30,000 was recognized as a result of this settlement. During Fiscal 2001, the valuation date for the plan assets and the contributions was changed from September to June and resulted in no significant effect.

         A majority of the Company's employees ("Participants") are covered under a 401(k) defined contribution plan. Effective January 1, 2000, the Company provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. The Company's match is currently limited to participant contributions up to 6% of the participant's salaries. In addition, the Company is allowed to make discretionary contributions. Certain employees are covered under defined benefit plans. On December 31, 2001 the Fonda defined contribution plan was merged with and into the Sweetheart 401(k) plan. Costs charged against operations for this defined contribution plan were $6.4 million, $6.8 million and $6.3 million for Fiscal 2002, Fiscal 2001, and Fiscal 2000 respectively.

         The Company also participates in a multi-employer pension plan for certain of its union employees. Contributions to this plan, at a defined rate per hour worked were $1.4 million in Fiscal 2002, $1.0 million in Fiscal 2001 and $1.8 million in Fiscal 2000.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):


                                                        Fiscal
                                        -------------------------------------
                                           2002          2001        2000
                                        -----------  -----------  -----------
Pension Benefits
 Service cost                             $ 1,277      $ 1,449      $   971
 Interest cost                              5,403        5,122        4,481
 Return on plan assets                     (6,081)      (5,988)      (4,819)
 Net amortization and deferrals               175         (111)         228
 Amortization of transitional obligation     (172)        (174)           -
 Additional amounts recognized                635           66           73
 Curtailment charge                           734            -            -
                                          --------     --------     --------
   Net periodic pension cost              $ 1,971      $   364      $   934
                                          ========     ========     ========

Other Benefits
 Service cost                             $   826      $   818      $   874
 Interest cost                              2,770        3,220        3,212
 Net amortization and deferrals              (799)        (799)        (799)
 Amortization of transitional obligation       39           40            -
 Net actuarial costs                       (1,368)      (1,051)        (838)
                                          --------     --------     --------
   Net periodic benefit cost              $ 1,468      $ 2,228      $ 2,449
                                          ========     ========     ========


         The Company incurred a $0.7 million curtailment charge in Fiscal 2002 due to a reduction in workforce at the Springfield facility.

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                       Pension Benefits                   Other Benefits
                                                --------------------------------  ---------------------------------
                                                 September 29,    September 30,    September 29,     September 30,
                                                     2002             2001              2002             2001
                                                ---------------  ---------------  ---------------  ----------------
Change in benefit obligation:
 Benefit obligation at beginning of period        $  75,940        $  67,881        $  43,938         $  42,222
 Service cost                                         1,277            1,278              822               632
 Interest cost                                        5,403            4,061            2,762             2,446
 Amendments                                               -            1,211                -                 -
 Actuarial (gain) or loss                               795            4,871              (82)            1,885
 Participant contributions to the plan                  188              151                -                 -
 Benefits paid                                       (4,585)          (3,506)          (9,132)           (3,247)
 Other                                                    1              (7)                -                 -
                                                  ----------       ----------       ----------        ----------
   Benefit obligation at end of period            $  79,019        $  75,940        $  38,308         $  43,938
                                                  ==========       ==========       ==========        ==========

Change in plan assets:
 Fair value of plan assets at beginning of
   period                                         $  61,572        $  63,878        $       -         $       -
 Actual return on plan assets                        (1,398)          (1,363)               -                 -
 Employer contributions to plan                       4,737            2,402            9,132             2,854
 Participant contributions to plan                      188              151                -               393
 Benefits paid                                       (4,585)          (3,505)          (9,132)           (3,247)
 Other                                                    1                9                -                 -
                                                  ----------       ----------       ----------        ----------
   Fair value of plan assets at end of period     $  60,515        $  61,572        $       -         $       -
                                                  ==========       ==========       ==========        ==========


Funded status                                     $ (18,504)       $ (14,368)       $ (38,308)        $ (43,938)
Unrecognized prior service cost                       1,836            2,737           (4,805)           (5,604)
Unrecognized transition obligation                   (1,716)          (1,888)               -               469
Unrecognized (gain) loss                             18,499           10,872          (11,450)          (12,736)
                                                  ----------       ----------       ----------        ----------
   Net amount recognized                          $     115        $  (2,647)       $ (54,563)        $ (61,809)
                                                  ==========       ==========       ==========        ==========

         The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):

                                                       Pension Benefits
                                               ---------------------------------
                                                 September 29,    September 30,
                                                     2002             2001
                                               ---------------- ----------------
Accrued benefit liability                         $ (19,514)       $ (15,285)
Intangible asset                                      1,813            2,737
Deferred income taxes                                 7,126            3,960
Accrued other comprehensive loss                     10,690            5,941
                                                  ----------       ----------

 Net amount recognized                            $     115        $  (2,647)
                                                  ==========       ==========



         The assumptions used in computing the preceding information are as follows:

                                                     Fiscal
                              --------------------------------------------------
                                    2002              2001             2000
                              ----------------- ---------------  ---------------
Pension Benefits
Discount rate                       7.25%             7.38%      7.75% to  8.00%
Rate of return on plan assets 8.00% to 10.00%   8.00% to 10.00%  8.00% to 10.00%
Other Benefits
Discount rate                 7.00% to  8.00%   7.38% to  8.00%        8.00%

         For measurement purposes, a 5% annual rate of increase in health care benefits was assumed for 2002. The rate is assumed to remain at 5% for 2003 and thereafter.

         A one percentage point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                      One Percentage     One Percentage
                                      Point Increase     Point Decrease
                                      --------------     --------------
Effect on accumulated post-
     retirement benefit obligation       $ 2,284            $ (1,972)
Effect on net periodic post-
     retirement benefit cost                $233               $(210)


24. ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                      September 29,      September 30,
                                          2002               2001
                                      -------------      -------------

Foreign currency translation
     adjustment                        $  (2,723)         $  (1,811)
Minimum pension liability
     adjustment                          (10,690)            (5,941)
                                       ----------         ----------

Accumulated other comprehensive loss   $ (13,413)         $  (7,752)
                                       ==========         ==========


25. CONTINGENCIES

         A lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084, was filed in state court in Georgia in April 1987 and later removed to federal court. The Plaintiffs claimed, among other things, that the Company wrongfully terminated the Lily Tulip, Inc. Salary Retirement Plan (the "Plan") in violation of the Employee Retirement Income Security Act of 1974, as amended. The relief sought by Plaintiffs was to have the Plan termination declared ineffective. The United States Court of Appeals for the Eleventh Circuit (the "Circuit Court") ruled that the Plan was lawfully terminated on December 31, 1986, and judgment was entered dismissing the case in March 1996. The Circuit Court affirmed the judgment entered in favor of the Company. Plaintiffs filed a petition for writ of certiorari to the United States Supreme Court, which was denied in January 1999. The Company has completed paying out the termination liability and associated expenses in connection with the Plan termination.

         On July 13, 1999, the Company received a letter from the U.S. Environmental Protection Agency ("EPA") identifying the Company, among numerous others, as a "potential responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at a site in Baltimore, Maryland. The EPA letter is not a final determination by the EPA concerning the liability of the Company or the liability of any other entity. The Company responded to the EPA that upon review of its files it had no information with respect to any dealings with that site. On December 20, 1999, the Company received an information request letter from the EPA, pursuant to CERCLA, regarding a Container Recycling Superfund Site in Kansas City, Kansas and in January 2000 the Company responded to such inquiry. In both instances, the Company has received no further communication from the EPA. The Company denies liability and has no reason to believe the final outcome of these matters will have a material adverse effect on the Company's financial condition or results of operations. However, no assurance can be given about the ultimate effect on the Company, if any.

         The Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which it believes to be adequate. The Company believes that it is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.


26. SWEETHEART CUP COMPANY INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the only guarantor of the $110 million Senior Subordinated Notes, as amended. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and its subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                Consolidated Balance Sheet
                                                                   September 29, 2002
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart   Holdings      Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
                      Assets
Current assets:
  Cash and cash equivalents                     $     8,035    $       -   $        -   $     8,035
  Cash in escrow                                          -            -            -             -
  Receivables                                       199,512            -      (46,971)      152,541
  Raw materials inventory                            57,305            -            -        57,305
  Work in progress inventory                         11,197            -            -        11,197
  Finished goods inventory                          150,925            -            -       150,925
  Assets held for sale                                    -        5,275            -         5,275
  Other current assets                               56,577        2,551       (2,551)       56,577
                                                ------------   ----------  -----------  ------------
    Total current assets                            483,551        7,826      (49,522)      441,855

Property, plant and equipment, net                  252,491            -            -       252,491
Deferred income taxes                                41,070      (20,927)       9,736        29,879
Other assets                                         96,618      106,450     (106,450)       96,618
                                                ------------   ----------  -----------  ------------

    Total assets                                $   873,730    $  93,349   $ (146,236)  $   820,843
                                                ============   ==========  ===========  ============

       Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                              $   102,986    $       -   $        -   $   102,986
  Other current liabilities                          94,763            -       (2,551)       92,212
  Current portion of long-term debt                 119,853            -            -       119,853
                                                ------------   ----------  -----------  ------------
    Total current liabilities                       317,602            -       (2,551)      315,051

Long-term debt                                      317,448       46,971      (46,971)      317,448
Other liabilities                                   199,781            -      (60,950)      138,831
                                                ------------   ----------  -----------  ------------

    Total liabilities                               834,831       46,971     (110,472)      771,330
                                                ------------   ----------  -----------  ------------

 Minority interest                                    2,276            -            -         2,276
                                                ------------   ----------  -----------  ------------

Shareholder's equity:
  Class A Common Stock                                    -           10            -            10
  Class B Common Stock                                    -           44            -            44
  Additional paid-in capital                        123,678       78,095     (100,600)      101,173
  Accumulated deficit                               (73,642)     (31,771)      64,836       (40,577)
  Accumulated other comprehensive loss              (13,413)           -            -       (13,413)
                                                ------------   ----------  -----------  ------------

    Total shareholder's equity                       36,623       46,378      (35,764)       47,237
                                                ------------   ----------  -----------  ------------
    Total liabilities and shareholder's equity  $   873,730    $  93,349   $ (146,236)  $   820,843
                                                ============   ==========  ===========  ============

                                                                Consolidated Balance Sheet
                                                                   September 30, 2001
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart   Holdings      Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
                     Assets
Current assets:
  Cash and cash equivalents                     $    11,616    $       -   $        -   $    11,616
  Cash in escrow                                          8            -            -             8
  Receivables                                       216,688            9      (46,575)      170,122
  Raw materials inventory                            55,955            -            -        55,955
  Work in progress inventory                         10,769            -            -        10,769
  Finished goods inventory                          158,297            -            -       158,297
  Assets held for sale                                    -        7,368            -         7,368
  Other current assets                               55,753            -            -        55,753
                                                ------------   ----------  -----------  ------------
    Total current assets                            509,086        7,377      (46,575)      469,888

Property, plant and equipment, net                  182,117      102,768      (24,219)      260,666
Other assets                                        139,863       21,496      (36,740)      124,619
                                                ------------   ----------  -----------  ------------

    Total assets                                $   831,066    $ 131,641   $ (107,534)  $   855,173
                                                ============   ==========  ===========  ============

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                              $    89,840    $   6,232   $        -   $    96,072
  Other current liabilities                          93,897       14,769       (1,242)      107,424
  Current portion of long-term debt                  16,942            -            -        16,942
                                                ------------   ----------  -----------  ------------
    Total current liabilities                       200,679       21,001       (1,242)      220,438

Long-term debt                                      423,878       45,333      (45,333)      423,878
Other liabilities                                   177,792            -      (25,195)      152,597
                                                ------------   ----------  -----------  ------------

    Total liabilities                               802,349       66,334      (71,770)      796,913
                                                ------------   ----------  -----------  ------------

Minority interest                                     2,130            -            -         2,130
                                                ------------   ----------  -----------  ------------

Shareholder's equity:
  Class A common stock                                    -           10            -            10
  Class B common stock                                    -           44            -            44
  Additional paid-in capital                        100,767      101,090     (100,600)      101,257
  Accumulated deficit                               (66,428)     (35,837)      64,836       (37,429)
  Accumulated other comprehensive loss               (7,752)           -            -        (7,752)
                                                ------------   ----------  -----------  ------------

    Total shareholder's equity                       26,587       65,307      (35,764)       56,130
                                                ------------   ----------  -----------  ------------

    Total liabilities and shareholder's equity  $   831,066    $ 131,641   $ (107,534)  $   855,173
                                                ============   ==========  ===========  ============

                                                         Consolidated Statement of Operations
                                                                      Fiscal 2002
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart   Holdings      Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
Net sales                                       $ 1,283,547    $ 116,485   $ (116,485)  $ 1,283,547
Cost of sales                                     1,141,214      106,760     (117,710)    1,130,264
                                                ------------   ----------  -----------  ------------

    Gross profit                                    142,333        9,725        1,225       153,283

Selling, general and administrative expenses        113,893          930            -       114,823
Restructuring charge                                  1,893            -            -         1,893
Asset impairment expense                                593            -            -           593
Other expense, net                                      877            -        1,225         2,102
                                                ------------   ----------  -----------  ------------

    Operating income                                 25,077        8,795            -        33,872

Interest expense, net                                35,061        2,018            -        37,079
                                                ------------   ----------  -----------  ------------

    Income   (loss)  before  income  tax,
    minority  interest and  extraordinary
    loss                                             (9,984)       6,777            -        (3,207)

Income tax  (benefit) expense                        (3,994)       2,711            -        (1,283)
Minority interest in subsidiary                         145            -            -           145
                                                ------------   ----------  -----------  ------------

    Income  (loss)  before  extraordinary
    loss                                             (6,135)       4,066            -        (2,069)

Extraordinary loss on debt extinguishment             1,079            -            -         1,079
                                                ------------   ----------  -----------  ------------

    Net income  (loss)                            $  (7,214)   $   4,066   $        -   $    (3,148)
                                                ============   ==========  ===========  ============

Other comprehensive income (loss):

    Net income (loss)                             $  (7,214)   $   4,066   $       -    $    (3,148)
    Foreign currency translation
      adjustment                                       (912)           -           -           (912)
    Minimum pension liability
      adjustment   (net  of  income
      taxes of ($2,971))                             (4,749)           -           -         (4,749)
                                                ------------   ----------  -----------  ------------

    Comprehensive income (loss)                 $   (12,875)   $   4,066   $       -    $    (8,809)
                                                ============   ==========  ===========  ============

                                                         Consolidated Statement of Operations
                                                                      Fiscal 2001
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart   Holdings      Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
Net sales                                       $ 1,316,672    $ 237,595   $ (237,595)  $ 1,316,672
Cost of sales                                     1,166,458      217,788     (240,440)    1,143,806
                                                ------------   ----------  -----------  ------------

      Gross profit                                  150,214       19,807        2,845       172,866

Selling, general and administrative expenses        111,277        1,954            -       113,231
Restructuring charge                                    504            -            -           504
Asset impairment expense                              2,244            -            -         2,244
Other income, net                                   (12,681)           -        2,845        (9,836)
                                                ------------   ----------  -----------  ------------

      Operating income                               48,870       17,853            -        66,723

Interest expense, net                                34,806        4,113            -        38,919
                                                ------------   ----------  -----------  ------------

      Income    before   income   tax   and
      minority interest                              14,064       13,740            -        27,804

Income tax expense                                    5,724        5,496            -        11,220
Minority interest in subsidiary                          68            -            -            68
                                                ------------   ----------  -----------  ------------

      Net income                                $     8,272    $   8,244   $       -    $    16,516
                                                ============   ==========  ===========  ============

Other comprehensive income:

      Net income                                $     8,272    $   8,244   $        -   $    16,516
      Foreign currency translation
        adjustment                                     (393)           -            -          (393)
      Minimum pension liability
        adjustment  (net  of  income
        taxes of $(3,489))                           (5,234)           -            -        (5,234)
                                                ------------   ----------  -----------  ------------

      Comprehensive income                      $     2,645    $   8,244   $       -    $    10,889
                                                ============   =========   ===========  ============

                                                             Consolidated Statement of Operations
                                                                          Fiscal 2000
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart    Holdings     Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
Net sales                                       $ 1,276,617    $ 234,386   $ (234,386)  $ 1,276,617
Cost of sales                                     1,112,617      214,900     (237,231)    1,090,286
                                                ------------   ----------  -----------  ------------

      Gross profit                                  164,000       19,486        2,845       186,331

Selling, general and administrative expenses        110,709        1,850            -       112,559
Restructuring credit                                  1,153            -            -         1,153
Other income, net                                   (24,850)           -       19,907        (4,943)
                                                ------------   ----------  -----------  ------------
      Operating income
                                                     76,988       17,636      (17,062)       77,562

Interest expense, net                                42,901        9,707            -        52,608
                                                ------------   ----------  -----------  ------------

      Income    before   income   tax   and
      extraordinary loss                             34,087        7,929      (17,062)       24,954

Income tax expense                                   13,750        3,171       (6,825)       10,096
                                                ------------   ----------  -----------  ------------

      Income before extraordinary loss               20,337        4,758      (10,237)       14,858

Extraordinary  loss  on  debt   extinguishment
(net of income tax benefit of $209)                     313            -            -           313
                                                ------------   ----------  -----------  ------------

      Net  income                               $    20,024    $   4,758   $  (10,237)  $    14,545
                                                ============   ==========  ===========  ============

Other comprehensive income:

      Net  income                               $    20,024    $   4,758   $  (10,237)  $    14,545
      Foreign currency translation
        adjustment                                     (122)           -            -          (122)
      Minimum pension liability
        adjustment (net of income taxes of
        $470)                                           705            -            -           705
                                                ------------   ----------  -----------  ------------

      Comprehensive  income                     $    20,607    $   4,758   $  (10,237)  $    15,128
                                                ============   ==========  ===========  ============

                                                         Consolidated Statement of Cash Flows
                                                                     Fiscal 2002
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart   Holdings      Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities   $    28,469    $  88,148   $  (88,148)  $    28,469
                                                ------------   ----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment        (21,206)           -            -       (21,206)
  Due to/from SF Holdings                               (64)           -            -           (64)
  Proceeds from sale of property,
    plant and equipment                               5,284            -            -         5,284
                                                ------------   ----------  -----------  ------------
    Net cash used in investing activities           (15,986)           -            -       (15,986)
                                                ------------   ----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities           200,254            -            -       200,254
  Repayments under credit  facilities              (196,144)           -            -      (196,144)
  Repayment of  intercompany
    equipment financing                                   -      (88,148)      88,148             -
  Repayment of other debt                            (9,633)           -            -        (9,633)
  Borrowings                                          2,000            -            -         2,000
  Debt issuance costs                               (12,549)           -            -       (12,549)
  Increase in cash escrow                            (4,589)           -            -        (4,589)
  Decrease in cash escrow                             4,597            -            -         4,597
                                                ------------   ----------  -----------  ------------
    Net cash used in financing activities           (16,064)     (88,148)      88,148       (16,064)
                                                ------------   ----------  -----------  ------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS           (3,581)           -            -        (3,581)

CASH AND CASH EQUIVALENTS, beginning of year         11,616            -            -        11,616
                                                ------------   ----------  -----------  ------------

CASH AND CASH EQUIVALENTS, end of year          $     8,035    $       -   $        -   $     8,035
                                                ============   ==========  ===========  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                               $    34,426    $       -   $        -   $    34,426
                                                ============   ==========  ===========  ============

    Income taxes paid                           $       880    $      -    $        -   $       880
                                                ============   ==========  ===========  ============

                                                         Consolidated Statement of Cash Flows
                                                                     Fiscal 2001
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart   Holdings      Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash  provided by operating activities  $    13,774    $  17,130   $  (17,130)  $    13,774
                                                ------------   ----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment        (31,701)           -            -       (31,701)
  Payment for business acquisition                  (40,665)           -            -       (40,665)
  Due to/from SF Holdings                               543            -            -           543
  Proceeds from sale of property,
    plant and equipment                                 120            -            -           120
                                                ------------   ----------  -----------  ------------
    Net cash used in investing activities           (71,703)           -            -       (71,703)
                                                ------------   ----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities            66,427            -            -        66,427
  Repayment of  intercompany
    equipment financing                                   -      (17,130)      17,130             -
  Repayments of other debt                             (715)           -            -          (715)
  Debt issuance costs                                (1,287)           -            -        (1,287)
  Increase in cash escrow                               (17)           -            -           (17)
  Decrease in cash escrow                               309            -            -           309
                                                ------------   ----------  -----------  ------------
    Net cash provided by (used in)
      financing  activities                          64,717      (17,130)      17,130        64,717
                                                ------------   ----------  -----------  ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS            6,788            -            -         6,788

CASH AND CASH EQUIVALENTS, beginning of year          4,828            -            -         4,828
                                                ------------   ----------  -----------  ------------

CASH AND CASH EQUIVALENTS, end of year          $    11,616    $       -   $        -   $    11,616
                                                ============   ==========  ===========  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                               $    37,070    $       -   $        -   $    37,070
                                                ============   ==========  ===========  ============

    Income taxes paid                           $     2,484    $       -   $        -   $     2,484
                                                ============   ==========  ===========  ============

                                                         Consolidated Statement of Cash Flows
                                                                     Fiscal 2000
                                                ----------------------------------------------------
                                                                                         Sweetheart
                                                 Sweetheart    Sweetheart    Holdings     Holdings
                                                    Cup         Holdings   Elimination  Consolidated
                                                ------------   ----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities   $     1,952    $ 173,930   $ (173,930)  $     1,952
                                                ------------   ----------  -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment        (26,915)           -            -       (26,915)
  Payment for business acquisition                  (12,411)           -            -       (12,411)
  Due to/from SF Holdings                           (30,449)           -            -       (30,449)
  Proceeds from sale of property,
     plant and equipment                            221,474            -            -       221,474
                                                ------------   ----------  -----------  ------------
    Net cash provided by investing activities       151,699            -            -       151,699
                                                ------------   ----------  -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities            38,957            -            -        38,957
  Repayment of  intercompany
    equipment financing                                   -     (173,930)     173,930             -
  Repayment of other debt                          (190,565)           -            -      (190,565)
  Redemption of stock appreciation rights              (504)           -            -          (504)
  Increase in cash escrow                          (206,318)           -            -      (206,318)
  Decrease in cash escrow                           206,018            -            -       206,018
                                                ------------   ----------  -----------  ------------
    Net cash used in financing activities          (152,412)    (173,930)     173,930      (152,412)
                                                ------------   ----------  -----------  ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS            1,239            -            -         1,239

CASH AND CASH EQUIVALENTS, beginning of year          3,589            -            -         3,589
                                                ------------   ----------  -----------  ------------

CASH AND CASH EQUIVALENTS, end of year          $     4,828    $       -   $        -   $     4,828
                                                ============   ==========  ===========  ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                               $    52,147    $       -   $        -   $    52,147
                                                ============   ==========  ===========  ============

    Income taxes paid                           $     3,673    $       -   $        -   $     3,673
                                                ============   ==========  ===========  ============

SUPPLEMENTAL NON-CASH INVESTING ACTIVITY:

    Note payable associated with
      business acquisition                      $     2,914    $       -   $        -   $     2,914
                                                ============   ==========  ===========  ============

27. SUBSEQUENT EVENTS

         On October 1, 2002, the Company entered into a loan agreement with the City of Chicago, to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. As of December 2, 2002, the proceeds from the loan have not been received by the Company.

         On November 21, 2002, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company also intends to solicit consent to eliminate and/or amend certain restrictive covenants and other provisions governing the $120 million Senior Subordinated Notes. The Company believes that the exchange offer and consent solicitation will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives. If the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

         The Company is also evaluating various strategic options which may include a restructuring of its business debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sale of assets, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. Since January 2001 through September 29, 2002 the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales during the fourth quarter of Fiscal 2002. During October 2002, the Company and its insurance provider have agreed to a final settlement of this claim whereby the Company will receive an additional $3.8 million of business interruption proceeds. This amount will be recorded upon receipt, net of any expenses, which is expected to occur during the first six months of Fiscal 2003.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE




                                                                            Page

Independent Auditors' Report                                                  76


Schedule II - Valuation and Qualifying Accounts                               77

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.

         We have audited the consolidated financial statements of Sweetheart Holdings Inc. and Subsidiaries (the "Company") as of September 29, 2002 and September 30, 2001, and for each of the three fiscal years in the period ended September 29, 2002, and have issued our report thereon dated December 2, 2002; such consolidated financial statements and report are included in this Form 10-K. Our audits also included the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 2, 2002

                                                                     SCHEDULE II


                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                        Additions
                                               -----------------------------
                                   Balance at
                                    beginning   Charged to       Charged                         Balance at
                                       of        costs and      to other                           end of
         Classifications             period      expenses      accounts (1)     Deductions (2)     period
--------------------------------   ----------  ------------  ---------------    --------------   ----------
Allowance for Doubtful Accounts:
Fiscal 2002                         $ 3,395      $ 3,708       $ (3,308)           $   (54)        $ 3,741
Fiscal 2001                           3,531        1,930         (1,077)              (989)          3,395
Fiscal 2000                           3,954        4,138           (373)            (4,188)          3,531

(1) Includes recoveries on accounts previously written-off, translation adjustments and reclassifications.
(2)      Accounts written-off.

                                   Balance at
                                    beginning                                                    Balance at
                                       of                Additions                                 end of
         Classifications             period    Charged to costs and expenses    Deductions (3)     period
--------------------------------   ----------  -----------------------------    --------------   ----------
Inventory Allowances:
Fiscal 2002                         $ 12,744          $  2,506                    $ (4,474)       $ 10,776
Fiscal 2001                           18,994             5,731                     (11,981)         12,744
Fiscal 2000                           16,110             9,959                      (7,075)         18,994

(3) Inventory written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on December 9, 2002.

                                            SWEETHEART HOLDINGS INC.
                                            (Registrant)

                                            By: /s/  DENNIS MEHIEL
                                                ------------------
                                            Dennis Mehiel
                                            Chairman and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 9, 2002, by the following persons in the capacities indicated:

                Signature                                Title(s)
         ------------------------           ------------------------------------

         /s/ Dennis Mehiel                  Chairman and Chief Executive Officer
         -----------------                  (Principal Executive Officer)
         Dennis Mehiel

         /s/ Thomas Uleau                   Chief Operating Officer and
         ----------------                   Vice Chairman
         Thomas Uleau

         /s/ Hans H. Heinsen                Senior Vice President - Finance,
         -------------------                Chief  Financial Officer
         Hans H. Heinsen                    (Principal Financial and
                                            Accounting Officer)

         /s/ Gail Blanke                    Director
         ---------------
         Gail Blanke

         /s/ John A. Catsimatidis           Director
         ------------------------
         John A. Catsimatidis

         /s/ Alfred B. DelBello             Director
         ----------------------
         Alfred B. DelBello

         /s/ Chris Mehiel                   Director
         ----------------
         Chris Mehiel

         /s/ Edith V. Mehiel                Director
         -------------------
         Edith V. Mehiel

         /s/ Alan D. Scheinckman            Director
         -----------------------
         Alan D. Scheinckman

         /s/ G. William Seawright           Director
         ------------------------
         G. William Seawright

                         SECTION 302 10-K CERTIFICATION


I, Dennis Mehiel, certify that:


1.            I have  reviewed  this  annual  report on Form 10-K of  Sweetheart
              Holdings Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures base on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weakness.




              Date:  December 9, 2002       SWEETHEART HOLDINGS INC.
                     ----------------
                                            (Registrant)

                                            By: /s/  DENNIS MEHIEL
                                            ----------------------
                                            Dennis Mehiel
                                            Chairman and Chief Executive Officer

                         SECTION 302 10-K CERTIFICATION


I, Hans H. Heinsen, certify that:


1.            I have  reviewed  this  annual  report on Form 10-K of  Sweetheart
              Holdings Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures base on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weakness.




              Date:  December 9, 2002       SWEETHEART HOLDINGS INC.
                     ----------------
                                            (Registrant)

                                            By: /s/ Hans H. Heinsen
                                                -------------------
                                            Senior Vice President - Finance,
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)