Form 10-Q
period 2002-12-29
SWEETHEART HOLDINGS INC \DE\
filed 2003-02-10
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 for the Thirteen Weeks Ended December 29, 2002

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of February 10, 2003:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 12.0% Senior Subordinated Notes due 2003 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                       (Unaudited)
                                                                      December 29,      September 29,
                                                                          2002              2002
                                                                    ----------------  -----------------
                                     Assets
Current assets:
  Cash and cash equivalents                                           $     9,695       $      8,035
  Cash in escrow                                                                7                  -
  Receivables, less allowances of $3,731 and $3,741                       142,141            152,541
  Inventories                                                             199,001            219,427
  Deferred income taxes                                                    20,873             20,841
  Assets held for sale                                                      5,275              5,275
  Other current assets                                                     34,688             35,736
                                                                      ------------      -------------
    Total current assets                                                  411,680            441,855

Property, plant and equipment, net                                        248,123            252,491
Deferred income taxes                                                      31,602             29,879
Spare parts                                                                13,525             13,428
Goodwill                                                                   41,232             41,232
Due from SF Holdings                                                       17,962             17,962
Other assets                                                               22,802             23,996
                                                                      ------------      -------------

    Total assets                                                      $   786,926       $    820,843
                                                                      ============      =============

                      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                    $    72,615       $    102,986
  Accrued payroll and related costs                                        36,466             38,009
  Other current liabilities                                                50,463             44,000
  Current portion of deferred gain on sale of assets                       10,203             10,203
  Current portion of long-term debt                                       119,866            119,853
                                                                      ------------      -------------
    Total current liabilities                                             289,613            315,051

Commitments and contingencies  (See Notes)

Long-term debt                                                            309,529            317,448
Deferred gain on sale of assets                                            70,332             72,883
Other liabilities                                                          68,991             65,948
                                                                      ------------      -------------

    Total liabilities                                                     738,465            771,330
                                                                      ------------      -------------

Minority interest in subsidiary                                             2,290              2,276
                                                                      ------------      -------------

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                        10                 10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                        44                 44
  Additional paid-in capital                                              101,183            101,173
  Accumulated deficit                                                     (39,149)           (40,577)
  Accumulated other comprehensive loss                                    (15,917)           (13,413)
                                                                      ------------      -------------
    Total shareholder's equity                                             46,171             47,237
                                                                      ------------      -------------

    Total liabilities and shareholder's equity                        $   786,926       $    820,843
                                                                      ============      =============


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                                                        For the            For the
                                                                        Thirteen           Thirteen
                                                                       weeks ended        weeks ended
                                                                      December 29,       December 30,
                                                                          2002               2001
                                                                    ----------------  -----------------

Net sales                                                             $   320,345       $    320,875
Cost of sales                                                             284,477            280,444
                                                                      ------------      -------------

  Gross profit                                                             35,868             40,431

Selling, general and administrative expenses                               26,196             29,062
Other income, net                                                          (2,195)            (3,785)
                                                                      ------------      -------------

  Operating income                                                         11,867             15,154

Interest expense, net of interest income of $37
  and $32                                                                   9,464              9,186
                                                                      ------------      -------------

  Income before income tax and minority interest                            2,403              5,968

Income tax expense                                                            961              2,407
Minority interest in subsidiary                                                14                 33
                                                                      ------------      -------------

  Net income                                                          $     1,428       $      3,528
                                                                      ============      =============

Other comprehensive income (loss):

  Net income                                                          $     1,428       $      3,528
  Foreign currency translation        adjustment                             (167)              (139)
  Minimum pension liability adjustment (net
    of income tax of ($1,558) and ($1,561))                                (2,337)            (2,342)
                                                                      ------------      -------------

  Comprehensive income (loss)                                         $    (1,076)      $      1,047
                                                                      ============      =============


          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                       For the                For the
                                                                 Thirteen weeks ended   Thirteen weeks ended
                                                                      December 29,           December 30,
                                                                         2002                   2001
                                                                ---------------------- ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                          $     1,428            $    3,528

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                           7,841                 8,679
    Amortization of deferred gain                                          (2,551)               (2,568)
    Gain on sale of assets                                                      -                (3,045)
  Changes in operating assets and liabilities:
    Receivables                                                            10,400                 4,320
    Inventories                                                            20,426                12,947
    Other current assets                                                    1,048                  (221)
    Other assets                                                               87                    31
    Accounts payable                                                      (30,371)              (19,804)
    Accrued payroll and related costs                                      (1,543)               (3,744)
    Other current liabilities                                               6,463                 5,363
    Other liabilities                                                      (1,263)               (3,774)
    Other, net                                                                462                   (50)
                                                                      ------------           -----------
      Net cash provided by operating activities                            12,427                 1,662
                                                                      ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                               (2,492)               (7,912)
  Proceeds from sale of property, plant and equipment                           -                 5,233
                                                                      ------------           -----------
      Net cash used in investing activities                                (2,492)               (2,679)
                                                                      ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under credit  facilities                     (5,965)                3,307
  Repayments of other debt                                                 (2,026)               (1,527)
  Debt issuance costs                                                        (277)                    -
  Increase in cash in escrow                                                  (94)               (5,998)
  Decrease in cash in escrow                                                   87                   765
                                                                      ------------           -----------
      Net cash used in financing activities                                (8,275)               (3,453)
                                                                      ------------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,660                (4,470)

CASH AND CASH EQUIVALENTS, beginning of period                              8,035                11,616
                                                                      ------------           -----------

CASH AND CASH EQUIVALENTS, end of period                              $     9,695            $    7,146
                                                                      ============           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                   $     3,367            $    3,179
                                                                      ============           ===========

      Income taxes paid                                               $        13            $      893
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

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, The Fonda Group, Inc. ("Fonda") was merged (the "Merger") with and into Sweetheart Cup, with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup, the surviving entity, is a wholly owned subsidiary of Sweetheart Holdings which is a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings"). Pre-merger, Sweetheart Holdings and Fonda were under common control, and therefore, the transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements for the thirteen weeks ended December 30, 2001 have been restated.

         The information included in the foregoing interim financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 29, 2002.


(2)   RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but subject to an impairment test on an annual basis. The Company has adopted SFAS No. 142 effective September 30, 2002 and has ceased amortization of goodwill as of that date.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement amends SFAS. No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 is effective for years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective September 30, 2002. The adoption of SFAS No. 143 did not have an impact on the consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The

Company has adopted SFAS No. 144 effective September 30, 2002. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. In accordance with the statement, any gain or loss on extinguishment of debt that does not meet the criteria in APB No. 30 will no longer be classified as an extraordinary item for all periods presented. This statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS No. 145 effective September 30, 2002. The adoption of SFAS No. 145 did not have an impact on the consolidated financial statements.

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


(3)   INVENTORIES

         The components of inventories are as follows (in thousands):

                                   (Unaudited)
                                   December 29,       September 29,
                                       2002               2002
                                 ----------------   -----------------

Raw materials and supplies         $    54,306        $     57,305
Finished products                      133,591             150,925
Work in progress                        11,104              11,197
                                   -----------        ------------
  Total inventories                $   199,001        $    219,427
                                   ===========        ============


(4)   GOODWILL

         In accordance with SFAS No. 142, prior period earnings were not restated. A reconciliation of the previously reported net income during the thirteen weeks ended December 30, 2001 to the amounts adjusted for the reduction of goodwill amortization expense, net of related income tax effect, is as follows (in thousands):

                                    For the Thirteen      For the Thirteen
                                      weeks ended           weeks ended
                                      December 29,          December 30,
                                          2002                  2001
                                  --------------------  --------------------

Net income, as reported                $   1,428             $  3,528
Add back:  goodwill amortization,
  net of tax                                   -                  302
                                       ---------             --------
  Net income, adjusted                 $   1,428             $  3,830
                                       =========             ========

         The Company has adopted SFAS No. 142 effective September 30, 2002. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, but requires instead that they be tested for impairment at least annually in accordance with the provisions of SFAS No.
142. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test as of September 30, 2002 no later than March 30, 2003. Any transitional impairment loss would be recognized as a cumulative effect of a change in accounting principle in the statement of income in the thirteen weeks ended March 30, 2003.

         As of December 29, 2002, the Company has unamortized goodwill of $41.2 million and intangible assets of $2.6 million. Goodwill amortization was $0.5 million during the thirteen weeks ended December 30, 2001. Amortization expense related to intangible assets was $0.2 million during the thirteen weeks ended December 29, 2002 and $0.3 million during the thirteen weeks ended December 30, 2001 and is expected to range from approximately $0.2 million to $0.3 million each year between Fiscal 2004 to Fiscal 2008.

         Changes to goodwill and intangible assets during the thirteen weeks ended December 29, 2002, including the effects of adopting the new accounting standard, follow (in thousands):

                                                             Intangible
                                        Goodwill               Assets
                                    ----------------      ----------------

Balance at September 30, 2002,
  net of accumulated amortization     $   41,232             $  2,812
Additions during the period                    -                   13
Amortization expense                           -                 (218)
                                      ----------             ---------
Balance at December 29, 2002,
  net of accumulated amortization     $   41,232             $  2,607
                                      ==========             =========



(5)   DEBT

         On October 1, 2002, the Company entered into a loan agreement with the City of Chicago to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. The proceeds from the loan were received on January 2, 2003 and the Company recorded a liability as of that date.

         On November 21, 2002, as amended on January 16, 2003 and further amended on January 27, 2003, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company believes that the exchange offer and consent solicitation will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives. If the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.


(6)   RELATED PARTY TRANSACTIONS

         All of the affiliates (other than Fibre Marketing Group, LLC ("Fibre Marketing"), the successor of Fibre Marketing Group, Inc., a waste recovery business in which the Company has a 25% interest and Mehiel Enterprises, Inc., a company owned by a director, Chris Mehiel, of the Company, has a 75% interest) referenced below are directly or indirectly under the common ownership of the Company's Chairman and Chief Executive Officer, Dennis Mehiel. The Company believes that the transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         Pursuant to a Management Services Agreement, as amended, SF Holdings is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under the agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the Company's day to day operations.

         At December 29, 2002 and December 30, 2001, the Company has a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. During the thirteen weeks ended December 29, 2002, the Company forgave $13,872 of interest associated with the loan to its Chief Executive Officer. This loan is payable upon demand. At December 29, 2002 and December 30, 2001, the Company has a loan receivable from its

Chief Operating Officer of $0.1 million and $0.2 million, respectively, plus accrued interest at 5.39%.

         On November 1, 2001, Fibre Marketing issued promissory notes to the Company for $1.2 million in the aggregate, in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of December 29, 2002 and December 30, 2001, $0.8 million and $1.2 million, respectively, is due to the Company.

         During the thirteen weeks ended December 29, 2002, the Company purchased $2.9 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, in which the Company's Chief Executive Officer beneficially owns more than 10% of its outstanding capital stock. During the thirteen weeks ended December 29, 2002, the Company purchased $0.2 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of December 29, 2002 is $0.3 million due to Box USA. Other purchases from
affiliates   during  the  thirteen  weeks  ended  December  29,  2002  were  not significant.

         During the thirteen weeks ended December 29, 2002, the Company sold $2.0 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of December 29, 2002 is $1.1 million due from Fibre Marketing. Other sales to affiliates during the thirteen weeks ended December 29, 2002 were not significant.

          During the thirteen weeks ended December 30, 2001, the Company purchased $2.6 million of corrugated containers from Box USA and $0.3 million of travel services from Emerald Lady. Included in accounts payable as of December 30, 2001 is $0.5 million due to Box USA. Other purchases from affiliates during the thirteen weeks ended December 30, 2001 were not significant.

         During the thirteen weeks ended December 30, 2001, the Company sold $1.8 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of December 30, 2001 is $0.9 million due from Fibre Marketing. Other sales to affiliates during the thirteen weeks ended December 30, 2001 were not significant.

         During  Fiscal  2001,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During the thirteen weeks ended December 29, 2002 and December 30, 2001, rental payments under this lease were $0.4 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the thirteen weeks ended December 29, 2002 and December 30, 2001, rental payments under this lease were $0.9 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

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

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was insignificant and $0.1 million during the thirteen weeks ended December 29, 2002 and December 30, 2001, respectively.

(7)   SF HOLDINGS STOCK OPTION PLAN

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $10,000 and $24,000 for the thirteen weeks ended December 29, 2002 and December 30, 2001, respectively.


(8)   ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                           (Unaudited)
                                          December 29,     September 29,
                                              2002             2002
                                         --------------   ---------------

Foreign currency translation adjustment    $ (2,890)         $ (2,723)
Minimum pension liability adjustment        (13,027)          (10,690)
                                           ---------         ---------

  Accumulated other comprehensive loss     $(15,917)         $(13,413)
                                           =========         =========



(9)   BUSINESS INTERRUPTION CLAIM

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. Since January 2001 through September 29, 2002, the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales during the fourth quarter of Fiscal 2002. During October 2002, the Company and its insurance provider agreed to a final settlement of this claim whereby the Company would receive an additional $3.8 million of business interruption proceeds. As December 27, 2002, this amount was received and recorded as a reduction of cost of sales, net of $0.2 million of expenses.


(10)  OTHER INCOME, NET

         During the thirteen weeks ended December 29, 2002, the Company realized $2.6 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In Fiscal 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction (the "Sale-Leaseback Transaction"). This gain were partially offset by $0.3 million of costs associated with the rationalization, consolidation and process improvement of the Company's manufacturing facilities.

         During the thirteen weeks ended December 30, 2001, the Company realized $2.6 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. Also, during the thirteen weeks ended December 30, 2001, the Company recognized a $3.0 million gain in association with the sale of a manufacturing facility in Manchester, New Hampshire. These gains were partially offset by $1.5 million of costs associated with the rationalization, consolidation and process improvement of the Company's manufacturing facilities.


(11)  CONTINGENCIES

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


(12)  SWEETHEART CUP COMPANY  INC.

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

                                                                 Consolidated Balance Sheet
                                                                     December 29, 2002
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart     Holdings        Holdings
                                                      Cup        Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
                     Assets
Current assets:
  Cash and cash equivalents                       $    9,695    $        -    $         -    $      9,695
  Cash in escrow                                           7             -              -               7
  Receivables                                        189,851             -        (47,710)        142,141
  Raw materials inventory                             54,306             -              -          54,306
  Work in progress inventory                         133,591             -              -         133,591
  Finished goods inventory                            11,104             -              -          11,104
  Assets held for sale                                     -         5,275              -           5,275
  Other current assets                                55,561         2,584         (2,584)         55,561
                                                  -----------   -----------   ------------   -------------
    Total current assets                             454,115         7,859        (50,294)        411,680

Property, plant and equipment, net                   248,123             -              -         248,123
Deferred income taxes                                 42,938       (21,073)         9,737          31,602
Other assets                                          95,521       107,521       (107,521)         95,521
                                                  -----------   -----------    ------------  -------------

    Total assets                                  $  840,697    $   94,307    $  (148,078)   $    786,926
                                                  ===========   ===========   ============   =============

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $   72,615    $        -    $         -    $     72,615
  Other current liabilities                           99,716             -         (2,584)         97,132
  Current portion of long-term debt                  119,866             -              -         119,866
                                                  -----------   -----------   ------------   -------------
    Total current liabilities                        292,197             -         (2,584)        289,613

Long-term debt                                       309,529        47,710        (47,710)        309,529
Other liabilities                                    201,343             -        (62,020)        139,323
                                                  -----------   -----------   ------------   -------------

    Total liabilities                                803,069        47,710       (112,314)        738,465
                                                  -----------   -----------   ------------   -------------

Minority interest                                      2,290             -              -           2,290
                                                  -----------   -----------   ------------   -------------

Shareholder's equity:
  Class A Common Stock                                     -            10              -              10
  Class B Common Stock                                     -            44              -              44
  Additional paid-in capital                         123,688        78,095       (100,600)        101,183
  Accumulated deficit                                (72,433)      (31,552)        64,836         (39,149)
  Accumulated other comprehensive loss               (15,917)            -              -         (15,917)
                                                  -----------   -----------   ------------   -------------

    Total shareholder's equity                        35,338        46,597        (35,764)         46,171
                                                  -----------   -----------   ------------   -------------

    Total liabilities and shareholder's equity    $  840,697    $   94,307    $  (148,078)   $    786,926
                                                  ===========   ===========   ============   =============

                                                                  Consolidated Balance Sheet
                                                                      September 29, 2002
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup        Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
                     Assets
Current assets:
  Cash and cash equivalents                       $    8,035    $        -    $         -    $      8,035
  Cash in escrow                                           -             -              -               -
  Receivables                                        199,512             -        (46,971)        152,541
  Raw materials inventory                             57,305             -              -          57,305
  Work in progress inventory                          11,197             -              -          11,197
  Finished goods inventory                           150,925             -              -         150,925
  Assets held for sale                                     -         5,275              -           5,275
  Other current assets                                56,577         2,551         (2,551)         56,577
                                                  -----------   -----------   ------------   -------------
    Total current assets                             483,551         7,826        (49,522)        441,855

Property, plant and equipment, net                   252,491             -              -         252,491
Deferred income taxes                                 41,070       (20,927)         9,736          29,879
Other assets                                          96,618       106,450       (106,450)         96,618
                                                  -----------   -----------   ------------   -------------

    Total assets                                  $  873,730    $   93,349    $  (146,236)   $    820,843
                                                  ===========   ===========   ============   =============

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $  102,986    $        -    $         -    $    102,986
  Other current liabilities                           94,763             -         (2,551)         92,212
  Current portion of long-term debt                  119,853             -              -         119,853
                                                  -----------   -----------   ------------   -------------
    Total current liabilities                        317,602             -         (2,551)        315,051

Long-term debt                                       317,448        46,971        (46,971)        317,448
Other liabilities                                    199,781             -        (60,950)        138,831
                                                  -----------   -----------   ------------   -------------

       Total liabilities                             834,831        46,971       (110,472)        771,330
                                                  -----------   -----------   ------------   -------------

Minority interest                                      2,276             -              -           2,276
                                                  -----------   -----------   ------------   -------------

Shareholder's equity:
  Class A Common Stock                                     -            10              -              10
  Class B Common Stock                                     -            44              -              44
  Additional paid-in capital                         123,678        78,095       (100,600)        101,173
  Accumulated deficit                                (73,642)      (31,771)        64,836         (40,577)
  Accumulated other comprehensive loss               (13,413)            -              -         (13,413)
                                                  -----------   -----------   ------------   -------------

    Total shareholder's equity                        36,623        46,378        (35,764)         47,237
                                                  -----------   -----------   ------------   -------------

    Total liabilities and shareholder's equity    $  873,730    $   93,349    $  (146,236)   $    820,843
                                                  ===========   ===========   ============   =============

                                                               Consolidated Statement of Income
                                                       For the Thirteen Weeks Ended December 29, 2002
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                         $  320,345    $        -    $         -    $    320,345
Cost of sales                                        284,477             -              -         284,477
                                                  -----------   -----------   ------------   -------------

    Gross profit                                      35,868             -              -          35,868

Selling, general and administrative expenses          26,196             -              -          26,196
Other income, net                                     (2,195)            -              -          (2,195)
                                                  -----------   -----------   ------------   -------------

    Operating income                                  11,867             -              -          11,867

Interest expense (income), net                         9,829          (365)             -           9,464
                                                  -----------   -----------   ------------   -------------

    Income    before   income   tax   and
    minority interest                                  2,038           365              -           2,403

Income tax  expense                                      815           146              -             961
Minority interest in subsidiary                           14             -              -              14
                                                  -----------   -----------   ------------   -------------

    Net income                                    $    1,209    $      219    $         -    $      1,428
                                                  ===========   ===========   ============   =============

Other comprehensive income (loss):

    Net income                                    $    1,209    $      219    $         -    $      1,428
    Foreign currency translation
      adjustment                                        (167)            -              -            (167)
    Minimum pension liability
      adjustment (net of income tax of
      ($1,558))                                       (2,337)            -              -          (2,337)
                                                  -----------   -----------   ------------   -------------

    Comprehensive income (loss)                   $   (1,295)   $      219    $         -    $     (1,076)
                                                  ===========   ===========   ============   =============

                                                               Consolidated Statement of Income
                                                       For the Thirteen Weeks Ended December 30, 2001
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart     Holdings        Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                         $  320,875    $   57,896    $   (57,896)   $    320,875
Cost of sales                                        285,988        53,063        (58,607)        280,444
                                                  -----------   -----------   ------------   -------------

    Gross profit                                      34,887         4,833            711          40,431

Selling, general and administrative expenses          28,605           457              -          29,062
Other income, net                                     (4,496)            -            711          (3,785)
                                                  -----------   -----------   ------------   -------------

    Operating income                                  10,778         4,376              -          15,154

Interest expense, net                                  7,765         1,421              -           9,186
                                                  -----------   -----------   ------------   -------------

    Income    before   income   tax   and
    minority interest                                  3,013         2,955              -           5,968

Income tax expense                                     1,226         1,181              -           2,407
Minority interest in subsidiary                           33             -              -              33
                                                  -----------   -----------   ------------   -------------

    Net income                                    $    1,754    $    1,774    $         -    $      3,528
                                                  ===========   ===========   ============   =============

Other comprehensive income (loss):

    Net income                                    $    1,754    $    1,774    $         -    $      3,528
    Foreign currency translation
      adjustment                                        (139)            -              -            (139)
    Minimum pension liability
      adjustment  (net  of  income  tax
      of $(1,561))                                    (2,342)            -              -          (2,342)
                                                  -----------   -----------   ------------   -------------

    Comprehensive income (loss)                   $     (727)   $    1,774    $         -    $      1,047
                                                  ===========   ===========   ============   =============

                                                             Consolidated Statement of Cash Flows
                                                       For the Thirteen Weeks Ended December 29, 2002
                                                 ---------------------------------------------------------
                                                                                                                Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities     $   12,427    $        -    $         -    $     12,427
                                                  -----------   -----------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment          (2,492)            -              -          (2,492)
                                                  -----------   -----------   ------------   -------------
    Net cash used in investing activities             (2,492)            -              -          (2,492)
                                                  -----------   -----------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repayments under credit  facilities             (5,965)            -              -          (5,965)
  Repayment of other debt                             (2,026)            -              -          (2,026)
  Debt issuance costs                                   (277)            -              -            (277)
  Increase in cash escrow                                (94)            -              -             (94)
  Decrease in cash escrow                                 87             -              -              87
                                                  -----------   -----------   ------------   -------------
    Net cash used in financing activities             (8,275)            -              -          (8,275)
                                                  -----------   -----------   ------------   -------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS             1,660             -              -           1,660

CASH AND CASH EQUIVALENTS, beginning of period         8,035             -              -           8,035
                                                  -----------   -----------   ------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $    9,695    $        -    $         -    $      9,695
                                                  ===========   ===========   ============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                 $    3,367    $        -    $         -    $      3,367
                                                  ===========   ===========   ============   =============

    Income taxes paid                             $       13    $        -    $         -    $         13
                                                  ===========   ===========   ============   =============

                                                             Consolidated Statement of Cash Flows
                                                       For the Thirteen Weeks Ended December 30, 2001
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash  provided by operating activities    $    1,662    $    1,170    $    (1,170)   $      1,662
                                                  -----------   -----------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment         ( 7,912)            -              -         ( 7,912)
  Proceeds from sale of property, plant
    and equipment                                      5,233             -              -           5,233
                                                  -----------   -----------   ------------   -------------
    Net cash used in investing activities             (2,679)            -              -          (2,679)
                                                  -----------   -----------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities              3,307             -              -           3,307
  Repayment of  intercompany equipment financing           -        (1,170)         1,170               -
  Repayments of other debt                            (1,527)            -              -          (1,527)
  Increase in cash escrow                             (5,998)            -              -          (5,998)
  Decrease in cash escrow                                765             -              -             765
                                                  -----------   -----------   ------------   -------------
    Net cash used in  financing activities            (3,453)       (1,170)         1,170          (3,453)
                                                  -----------   -----------   ------------   -------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS            (4,470)            -              -          (4,470)

CASH AND CASH EQUIVALENTS, beginning of period        11,616             -              -          11,616
                                                  -----------   -----------   ------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $    7,146    $        -    $         -    $      7,146
                                                  ===========   ===========   ============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                 $    3,179    $        -    $         -    $      3,179
                                                  ===========   ===========   ============   =============

    Income taxes paid                             $      893    $        -    $         -    $        893
                                                  ===========   ===========   ============   =============


(13)  SUBSEQUENT EVENT

         On January 16, 2003, the Company entered into an agreement for the sale of the Somerville, Massachusetts facility for a purchase price of approximately $10.1 million. This facility is classified as an asset held for sale. The closing is expected to occur on or before January 16, 2004. There can be no assurance that the sale will be consummated.


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

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, Fonda was merged with and into Sweetheart Cup, with Sweetheart Cup as the surviving entity. In connection with the Merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup is a wholly owned subsidiary of Sweetheart Holdings which is a wholly owned subsidiary of SF Holdings. Sweetheart Holdings and Fonda were under common control, and therefore, the transaction has been accounted for in a manner similar to a pooling-of-interests. The accompanying financial information for the thirteen weeks ended December 30, 2001 has been restated.


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

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. Goodwill is not being amortized commencing with the thirteen weeks ended December 29, 2002 in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The initial transitional goodwill impairment test will be completed, as required, by March 30, 2003 and any transitional impairment loss reflected as a cumulative effect of a change in accounting principle in the thirteen weeks ended March 30, 2003.

         Income taxes - The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event, the Company determines that the future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded on the statement of income.

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


Recent Developments

         On October 1, 2002, the Company entered into a loan agreement with the City of Chicago to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. The proceeds from the loan were received on January 2, 2003 and the Company recorded a liability as of that date.

         On November 21, 2002, as amended on January 16, 2003 and further amended on January 27, 2003, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company believes that the exchange offer and consent solicitation will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives. If the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

         The Company is evaluating various strategic options which may include a restructuring of its debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sales of assets or the business, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

         In this regard, the Company is considering the sale of the business or the sale of certain brands and related assets. These brands and related assets generated net sales and earning before interest, taxes and deprecation for the fiscal year ended September 29, 2002 of approximately $220 million and $25 million, respectively. There can be no assurances that the Company will receive acceptable offers or that the Company will proceed with any such sale.

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. Since January 2001 through September 29, 2002, the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales during the fourth quarter of Fiscal 2002. During October 2002, the Company and its insurance provider agreed to a final settlement of this claim whereby the Company would receive an additional $3.8 million of business interruption proceeds. As December 27, 2002, this amount was received and recorded as a reduction of cost of sales, net of $0.2 million of expenses.

         On January 16, 2003, the Company has entered into an agreement for the sale of the Somerville, Massachusetts facility for a purchase price of approximately $10.1 million. This facility is classified as an asset held for sale. The closing is expected to occur on or before January 16, 2004. There can be no assurance that the sale will be consummated.


Thirteen   Weeks   Ended   December 29, 2002   Compared  to Thirteen Weeks Ended
December 30, 2001 (Unaudited)

         Net sales decreased $0.6 million, or 0.2%, to $320.3 million for the thirteen weeks ended December 29, 2002 compared to $320.9 million for the thirteen weeks ended December 30, 2001, reflecting a 0.9% decrease in sales volume and a 0.7% increase in average realized sales prices. Sales volume decreased as a result of lower demand from consumer customers which was partially offset by increased demand from institutional customers. Average realized sales prices increased as a result of increased raw material costs and a change in product mix.

         Gross profit decreased $4.5 million, or 11.1%, to $35.9 million for the thirteen weeks ended December 29, 2002 compared to $40.4 million for the thirteen weeks ended December 30, 2001. As a percentage of net sales, gross profit decreased to 11.2% for the thirteen weeks ended December 29, 2002 from 12.6% for the thirteen weeks ended December 30, 2001. Gross profit decreased as a result of raw materials' costs increasing at faster rates than average realized selling prices combined with a shift towards a lower margin product mix.

         Selling, general and administrative expenses decreased $2.9 million, or 10.0%, to $26.2 million for the thirteen weeks ended December 29, 2002 compared to $29.1 million for the thirteen weeks ended December 30, 2001. This decrease resulted primarily from (i) a $1.3 million reduction in salaries and related fringe benefits which was partially due to the elimination of 34 positions in Fiscal 2002, (ii) $0.8 million lower deprecation, (iii) $0.6 million lower bad debt expense, (iv) $0.5 million decrease in goodwill amortization due to the adoption of SFAS No. 142.

         Other income, net decreased $1.6 million, or 42.1%, to $2.2 million for the thirteen weeks ended December 29, 2002 compared to $3.8 million for the thirteen weeks ended December 30, 2001. This decrease is primarily attributable to the $3.0 million gain recognized in the thirteen weeks ended December 30, 2001 associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. During the thirteen weeks ended

December 29, 2002, the Company incurred $1.6 million in lower costs in connection with the rationalization, consolidation and improvement of the Company's manufacturing facilities.

         Operating income decreased $3.3 million, or 21.7%, to $11.9 million for the thirteen weeks ended December 29, 2002 compared to income of $15.2 million for the thirteen weeks ended December 30, 2001, due to the reasons stated above.

         Interest expense, net increased $0.3 million, or 3.3%, to $9.5 million for the thirteen weeks ended December 29, 2002 compared to $9.2 million for the thirteen weeks ended December 30, 2001. This increase is attributed to increased amortization expense associated with the amortization of debt issuance costs and the increase in interest on the $110 Senior Subordinated Notes from 10.5% to 12.0% which was effective March 1, 2002. These increases were partially offset by lower interest rates and lower average balances under the credit facilities.

         Income tax expense decreased $1.4 million, or 58.3%, to $1.0 million for the thirteen weeks ended December 29, 2002 compared to an expense of $2.4 million for the thirteen weeks ended December 30, 2001 as a result of a lower pre-tax income. The effective rates for the thirteen weeks ended December 29, 2002 and December 30, 2001 were 40%, respectively.

         Minority interest in subsidiary decreased $19,000, or 57.6%, to $14,000 for the thirteen weeks ended December 29, 2002 compared to $33,000 for the thirteen weeks ended December 30, 2001. This amount represents the Company's 20% ownership of Global Cup, S.A. De C.V. and its subsidiaries' ("Global Cup") income.

         Net income decreased $2.1 million, or 60.0%, to $1.4 million for the thirteen weeks ended December 29, 2002 compared to $3.5 million for the thirteen weeks ended December 30, 2001, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In the thirteen weeks ended December 29, 2002, the Company funded its capital expenditures from a combination of cash generated from operations and revolving credit borrowings. During the remainder of Fiscal 2003, the Company intends to continue to rely on this combination of funding and asset sales for its capital expenditures.

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

         On November 21, 2002, as amended on January 16, 2003 and further amended on January 27, 2003, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to a proposed offer to exchange newly issued $110 million senior subordinated notes due 2007 for all of the $110 million Senior Subordinated Notes and a consent solicitation to eliminate and/or amend certain restrictive covenants and other provisions governing the $110 million Senior Subordinated Notes. The Company believes that the exchange offer and consent solicitation will provide it with the necessary time to execute its business plan and to further evaluate its strategic alternatives. If the Company is unable to complete the exchange offer and consent solicitation or refinance, repay or extend the $110 million Senior Subordinated Notes prior to March 1, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

         Net cash provided by operating activities for the thirteen weeks ended December 29, 2002 was $12.4 million compared to $1.7 million for the thirteen weeks ended December 30, 2001. This increase is primarily due to a reduction in inventories and decreased account receivable balances which resulted from lower sales. These increases were partially offset by a reduction in accounts payable.

         Net cash used in investing activities for the thirteen weeks ended December 29, 2002 was $2.5 million compared to $2.7 million for the thirteen weeks ended December 30, 2001. This decrease is primarily due to lower capital spending and the receipt of net proceeds from the sale of the Manchester, New Hampshire facility in the thirteen weeks ended December 30, 2001.

         Net cash used in financing activities for the thirteen weeks ended December 29, 2002 was $8.3 million compared to $3.5 million for the thirteen weeks ended December 30, 2001. This increase is primarily due to lower borrowings under the Senior Credit Facility.

         Working capital decreased $4.7 million to $122.1 million at December 29, 2002 from $126.8 million at September 29, 2002. This decrease resulted from current assets decreasing $30.2 million and the current liabilities decreasing $25.5 million. The decrease in current assets resulted primarily from a reduction in accounts receivables due to lower sales and a reduction in inventories due to a decrease in production. The decrease in current liabilities resulted primarily from a reduction in accounts payables due to lower inventories.

         Capital expenditures for the thirteen weeks ended December 29, 2002 were $2.5 million compared to $7.9 million for the thirteen weeks ended December 30, 2001. Capital expenditures for the thirteen weeks ended December 29, 2002 included $1.7 million for new production equipment; $0.6 million associated with the implementation of the Company's consolidation program; and $0.2 million primarily for routine capital improvements. Funding for the capital expenditures for the thirteen weeks ended December 29, 2002 was primarily provided by cash generated from operations and revolving credit borrowings. During the remainder of Fiscal 2003, the Company intends to continue to rely on this combination of funding and asset sales for its capital expenditures.

         On October 1, 2002, the Company entered into a loan agreement with the City of Chicago to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. The proceeds from the loan were received on January 2, 2003 and the Company recorded a liability as of that date.

         On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007. As of December 29, 2002 and September 29, 2002, $1.8 million and $1.9 million was outstanding at an annual interest rate of 3.0%, respectively. During the term of the loan, the rate is subject to a review by the Department of Business and Economic Development by January 31 of each year.

         The Company has a Senior Credit Facility with Bank of America, N.A., as agent. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the $110 million Senior Subordinated Notes prior to March 1, 2003, the Senior Credit Facility will become due on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For December 29, 2002, the weighted average annual interest rate for the Senior Credit Facility was 4.21%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of December 29, 2002, $29.6 million was available under the Senior Credit Facility. As of December 29, 2002, LIBOR was 1.36% and the bank's base rate was 4.75%.

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

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $19.1 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For December 29, 2002, the weighted average annual interest rate for the Canadian Credit Facility was 4.39%. As of December 29, 2002, Cdn $3.5 million (approximately US $2.2 million) was available under the revolving facility and the term loan balance was Cdn $11.8 million (approximately US $7.5 million) under the Canadian Credit Facility.

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

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the $110 million Senior Subordinated Notes which are due September 1, 2003. Interest on the $110 million Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September 1. The $110 million Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. The $110 million Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The $110 million Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility, and are pari passu with the $120 million 9 1/2% Senior Subordinated Notes due 2007. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. The $110 million Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         In Fiscal 1997, the Company issued the $120 million 9 1/2% Senior Subordinated Notes with interest payable semi-annually. Payment of the principal and interest is subordinate in right to payment of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The Company may, at its election, redeem the $120 million 9 1/2% Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The $120 million 9 1/2% Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest. The $120 million 9 1/2% Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility and are pari passu with the $110 million Senior Subordinated Notes. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. The $120 million 9 1/2% Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transaction with affiliates, the creation of additional liens and certain other business activities.

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. Since January 2001 through September 29, 2002, the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales during the fourth quarter of Fiscal 2002. During October 2002, the Company and its insurance provider agreed to a final settlement of this claim whereby the Company would receive an additional $3.8 million of business interruption proceeds. As December 27, 2002, this amount was received and recorded as a reduction of cost of sales, net of $0.2 million of expenses.

         On January 16, 2003, the Company has entered into an agreement for the sale of the Somerville, Massachusetts facility for a purchase price of approximately $10.1 million. This facility is classified as an asset held for sale. The closing is expected to occur on or before January 16, 2004. There can be no assurance that the sale will be consummated.

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

         The Company is evaluating various strategic options which may include a restructuring of its debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sales of assets or the business, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offers and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

         In this regard, the Company is considering the sale of the business or the sale of certain brands and related assets. These brands and related assets generated net sales and earning before interest, taxes and deprecation for the fiscal year ended September 29, 2002 of approximately $220 million and $25 million, respectively. There can be no assurances that the Company will receive acceptable offers or that the Company will proceed with any such sale.


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of December 29, 2002, the outstanding indebtedness under the Senior Credit Facility was $179.5 million and the Canadian Credit Facility was $14.2 million in U.S. dollars. As of December 29, 2002, $29.6 million was available under the Senior Credit Facility and Cdn $3.5 million (approximately US $2.2 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.2 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


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

Date:  February 10, 2003             By:  /s/ Hans H. Heinsen
       -----------------                  -------------------
                                     Hans H. Heinsen
                                     Senior Vice President - Finance,
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

                         SECTION 302 10-Q CERTIFICATION


I, Dennis Mehiel, certify that:


1.            I have reviewed this  quarterly  report on Form 10-Q of Sweetheart
              Holdings Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures base on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weakness.


Date:  February 10, 2003             SWEETHEART HOLDINGS INC.
       -----------------
                                     (Registrant)

                                     By: /s/  DENNIS MEHIEL
                                         ------------------
                                     Dennis Mehiel
                                     Chairman and Chief Executive Officer

                         SECTION 302 10-Q CERTIFICATION


I, Hans H. Heinsen, certify that:


1.            I have reviewed this  quarterly  report on Form 10-Q of Sweetheart
              Holdings Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures base on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weakness.


Date:  February 10, 2003            SWEETHEART HOLDINGS INC.
       -----------------
                                    (Registrant)

                                    By: /s/  HANS H. HEINSEN
                                        --------------------
                                    Hans H. Heinsen
                                    Senior Vice President - Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)