Form 10-Q
period 2003-03-30
SWEETHEART HOLDINGS INC \DE\
filed 2003-05-02
CIK 908141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  for the Twenty-six Weeks Ended March 30, 2003

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of May 2, 2003:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of the 12.0% Senior Subordinated Notes due September 1, 2003 and the 12.0% Subordinated Notes due July 15, 2004, respectively, of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                      (Unaudited)
                                                                       March 30,     September 29,
                                                                         2003            2002
                                                                     -------------  ---------------
                                 Assets
Current assets:
  Cash and cash equivalents                                           $    5,600       $   8,035
  Cash in escrow                                                               5               -
  Receivables, less allowances of $4,115 and $3,741                      152,298         152,541
  Inventories                                                            216,460         219,427
  Deferred income taxes                                                   21,446          20,841
  Assets held for sale                                                     5,275           5,275
  Other current assets                                                    30,392          35,736
                                                                      -----------      ----------
    Total current assets                                                 431,476         441,855

Property, plant and equipment, net                                       244,892         252,491
Deferred income taxes                                                     32,392          29,879
Spare parts                                                               13,530          13,428
Goodwill                                                                  41,232          41,232
Due from SF Holdings                                                      17,712          17,962
Other assets                                                              23,226          23,996
                                                                      -----------      ----------

    Total assets                                                      $  804,460       $ 820,843
                                                                      ===========      ==========

                  Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                    $  105,457       $ 102,986
  Accrued payroll and related costs                                       39,382          38,009
  Other current liabilities                                               38,290          44,000
  Current portion of deferred gain on sale of assets                      10,100          10,203
  Current portion of long-term debt                                       26,688         119,853
                                                                      -----------      ----------
    Total current liabilities                                            219,917         315,051

Commitments and contingencies  (See Notes)

Long-term debt                                                           406,054         317,448
Deferred gain on sale of assets                                           67,105          72,883
Other liabilities                                                         65,923          65,948
                                                                      -----------      ----------

    Total liabilities                                                    758,999         771,330
                                                                      -----------      ----------

Minority interest in subsidiary                                            2,322           2,276
                                                                      -----------      ----------

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares authorized; 1,046,000 shares issued and outstanding
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares           10              10
    authorized; 4,393,200 shares issued and outstanding                       44              44
  Additional paid-in capital                                             101,193         101,173
  Accumulated deficit                                                    (42,584)        (40,577)
  Accumulated other comprehensive loss                                   (15,524)        (13,413)
                                                                      -----------      ----------
    Total shareholder's equity                                            43,139          47,237
                                                                      -----------      ----------

    Total liabilities and shareholder's equity                        $  804,460       $ 820,843
                                                                      ===========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND OTHER COMPREHENSIVE LOSS
                                   (Unaudited)
                                 (In thousands)


                                              For the         For the         For the         For the
                                             Thirteen        Thirteen       Twenty-six      Twenty-six
                                            weeks ended     weeks ended     weeks ended     weeks ended
                                             March 30,        March 31,      March 30,       March 31,
                                               2003             2002           2003            2002
                                          --------------- --------------- --------------- ---------------
Net sales                                    $ 293,344        $ 296,371      $ 613,689       $ 617,246
Cost of sales                                  262,616          267,693        547,093         548,137
                                             ----------       ----------     ----------      ----------

    Gross profit                                30,728           28,678         66,596          69,109

Selling, general and administrative
  expenses                                      28,001           28,598         54,197          57,660
Other (income) expense, net                     (1,035)             494         (3,230)         (3,291)
                                             ----------       ----------     ----------      ----------

    Operating income (loss)                      3,762             (414)        15,629          14,740

Interest expense, net of interest income
  of  $40, $57, $77 and $89                      9,433            9,594         18,897          18,780
Loss on debt extinguishment                          -            1,798              -           1,798
                                             ----------       ----------     ----------      ----------

    Loss  before  income tax  benefit
    and minority interest                       (5,671)         (11,806)        (3,268)         (5,838)

Income tax  benefit                             (2,268)          (4,711)        (1,307)         (2,304)
Minority interest in subsidiary                     32               40             46              73
                                             ----------       ----------     ----------      ----------

    Net loss                                 $  (3,435)       $  (7,135)     $  (2,007)      $  (3,607)
                                             ==========       ==========     ==========      ==========

Other comprehensive loss:

    Net loss                                 $  (3,435)       $  (7,135)     $  (2,007)      $  (3,607)
    Foreign currency translation
      adjustment                                  (341)             159           (508)             20
    Minimum pension liability
      adjustment (net of income
      taxes  of  $489,   $813,  $(1,069)
      and $(748))                                  734            1,220         (1,603)         (1,122)
                                             ----------       ----------     ----------      ----------
    Comprehensive loss                       $  (3,042)       $  (5,756)     $  (4,118)      $  (4,709)
                                             ==========       ==========     ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          For the              For the
                                                                     Twenty-six weeks     Twenty-six weeks
                                                                     ended March 30,      ended March 31,
                                                                           2003                 2002
                                                                    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                             $  (2,007)           $  (3,607)

  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                         15,792               18,133
    Amortization of deferred gain                                         (5,093)              (5,137)
    Loss (gain) on sale of assets                                            606               (3,189)
  Changes in operating assets and liabilities:
    Receivables                                                              243               13,708
    Inventories                                                            2,967               17,872
    Other current assets                                                   5,344               (1,885)
    Other assets                                                          (1,783)              (5,126)
    Accounts payable                                                       2,471               19,840
    Accrued payroll and related costs                                      1,373               (4,299)
    Other current liabilities                                             (5,710)              (5,203)
    Other liabilities                                                     (2,696)              (8,604)
    Other, net                                                              (209)                 150
                                                                       ----------           ----------
      Net cash provided by operating activities                           11,298               32,653
                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                              (5,934)             (13,783)
  Due from SF Holdings                                                       250                    -
  Proceeds from sale of property, plant and equipment                          4                5,262
                                                                       ----------           ----------
      Net cash used in investing activities                               (5,680)              (8,521)
                                                                       ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under credit  facilities                    (1,520)             173,804
  Repayment under credit  facilities                                           -             (196,144)
  Repayments of other debt                                                (4,049)              (3,050)
  Debt issuance costs                                                     (2,479)                   -
  Increase in cash in escrow                                                (226)              (5,253)
  Decrease in cash in escrow                                                 221                  781
                                                                       ----------           ----------
      Net cash used in financing activities                               (8,053)             (29,862)
                                                                       ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,435)              (5,730)

CASH AND CASH EQUIVALENTS, beginning of period                             8,035               11,616
                                                                       ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                               $   5,600            $   5,886
                                                                       ==========           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                    $  16,351            $  17,958
                                                                       ==========           ==========

      Income taxes paid                                                $  (2,703)           $     890
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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but subject to an impairment test on an annual basis. The Company has adopted SFAS No. 142 effective September 30, 2002 and has ceased amortization of goodwill as of that date. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test as of September 30, 2002 no later than March 30, 2003. The transitional goodwill impairment test was completed, as required, by March 30, 2003. The carrying value of goodwill did not exceed its fair value and; as a result, no transitional impairment loss was required.

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

         In April 2002, the FASB issued SFAS No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses, among other items, the classification of gains and losses from extinguishment of debt. In accordance with the statement, any gain or loss on extinguishment of debt that does not meet the criteria in APB No. 30 will no longer be classified as an extraordinary item for all periods presented. This statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS No. 145 effective September 30, 2002 and has restated the financial statements for all periods presented to no longer classify losses on extinguishment of debt as an extraordinary item.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force Issue 94-3, requiring a company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented SFAS No. 148. Due to the insignificant effect on the consolidated financial statements, interim disclosure is not required.


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                                (Unaudited)
                                 March 30,       September 29,
                                   2003              2002
                              ---------------  -----------------

Raw materials and supplies       $  56,975        $  57,305
Finished products                  149,040          150,925
Work in progress                    10,445           11,197
                                 ---------        ---------

  Total inventories              $ 216,460        $ 219,427
                                 =========        =========


(4)  GOODWILL

         In accordance with SFAS No. 142, prior period losses were not restated. A reconciliation of the previously reported net loss during the thirteen and twenty-six weeks ended March 31, 2002 to the amounts adjusted for the reduction of goodwill amortization expense, net of related income tax effect, is as follows (in thousands):

                                       For the        For the        For the        For the
                                      Thirteen       Thirteen       Twenty-six     Twenty-six
                                     weeks ended    weeks ended    weeks ended    weeks ended
                                      March 30,      March 31,      March 30,      March 31,
                                        2003           2002           2003           2002
                                    -------------  -------------  -------------  -------------
Net loss, as reported                 $ (3,435)      $ (7,135)      $ (2,007)      $ (3,607)
Add back:  goodwill amortization,
  net of tax                                 -            302              -            604
                                      ---------      ---------      ---------      ---------

  Net loss, as adjusted               $ (3,435)      $ (6,833)      $ (2,007)      $ (3,003)
                                      =========      =========      =========      =========

         As of March 30, 2003, the Company has unamortized goodwill of $41.2 million and intangible assets of $2.4 million. During the thirteen and twenty-six weeks ended March 31, 2002, goodwill amortization was $0.5 million and $1.0 million, respectively. During the thirteen weeks ended March 30, 2003 and March 31, 2002, amortization expense related to intangible assets was $0.2 million, respectively. During the twenty-six weeks ended March 30, 2003 and March 31, 2002, amortization expense related to intangible assets was $0.4 million and $0.5 million, respectively. Amortization expense is expected to range from approximately $0.2 million to $0.3 million each fiscal year for Fiscal 2004 through Fiscal 2008.

         Changes to goodwill and intangible assets during the twenty-six weeks ended March 30, 2003, including the effects of adopting the new accounting standard are as, follows (in thousands):

                                                                Intangible
                                                    Goodwill      Assets
                                                   ----------  ------------

Balance at September 30, 2002, net of accumulated
  amortization                                      $ 41,232      $ 2,812
Additions during the period                                -           33
Amortization expense                                       -         (436)
                                                    --------      --------

Balance at March 30, 2003, net of accumulated
  amortization                                      $ 41,232      $ 2,409
                                                    ========      ========


(5)  DEBT

         On October 1, 2002, the Company entered into a loan agreement with the City of Chicago to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. The loan matures on the later of August 1, 2014 or the date on which all amounts outstanding under the loan agreement have been paid in full. The proceeds from the loan were received on January 2, 2003 and the Company recorded a liability as of that date.

         On April 8, 2003, Sweetheart Cup, consummated its offer to exchange (the "Exchange Offer") its newly issued 12% Senior Notes due July 15, 2004 ("New Notes") for all of its outstanding $110 million Senior Subordinated Notes and solicitation of consents of holders of the $110 million Senior Subordinated Notes to the proposed amendments to the indenture governing the $110 million Senior Subordinated Notes (the "Consent Solicitation"). Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the New Notes and $93.4 million in aggregate principal amount of New Notes were issued under the indenture in exchange for a like amount of $110 million Senior Subordinated Notes. Payment of the consent payments to all holders of the $110 million Senior Subordinated Notes who timely tendered was made in April 2003 to the trustee. As a result of the Exchange Offer, $93.4 million of the $110 million Senior Subordinated Notes is classified as long-term debt in the accompanying March 30, 2003 consolidated balance sheet.

         As of April 8, 2003, as a result of the Consent Solicitation, the amendment to the indenture governing the $110 million Senior Subordinated Notes became effective. The aggregate principal amount of $110 million Senior Subordinated Notes that remain outstanding following the Exchange Offer is $16.6 million which is due September 1, 2003.

         The Company's senior credit facility with Bank of America, N.A. (the "Senior Credit Facility") was amended on February 28, 2003 to require, among other things, the date by which the refinancing, repayment or extension of the New Notes must occur shall be December 31, 2003. If the Company is unable to refinance, repay or extend the New Notes prior to December 31, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.


(6)  RELATED PARTY TRANSACTIONS

         All of the affiliates (other than Fibre Marketing Group, LLC ("Fibre Marketing"), the successor of Fibre Marketing Group, Inc., a waste recovery business in which the Company has a 25.0% interest and Mehiel Enterprises, Inc., a company owned by a director, Chris Mehiel, of the Company, has a 63.2% interest) referenced below are directly or indirectly under the common ownership of the Company's Chairman and Chief Executive Officer, Dennis Mehiel. The Company believes that the transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         Pursuant to a Management Services Agreement, as amended, SF Holdings Group, Inc. ("SF Holdings") is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under the agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the Company's day to day operations.

         At March 31, 2002, the Company had a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. During the quarter ended March 30, 2003, the Company's Chief Executive Officer repaid the remaining balance of the outstanding loan receivable. During the twenty-six weeks ended March 30, 2003 and March 31, 2002, the Company forgave $13,872 and $16,021, respectively, of interest associated with the loan to its Chief Executive Officer. At March 31, 2002, the Company had a loan receivable from its Chief Operating Officer of $0.2 million plus accrued interest at 5.39%. On February 28, 2003, the loan receivable was amended and the rate changed to the federal funds rate. At March 30, 2003, the loan receivable is $0.1 million plus accrued interest the federal funds rate.

         On November 1, 2001, Fibre Marketing issued promissory notes to the Company for $1.2 million in the aggregate, in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of March 30, 2003 and March 31, 2002, $0.7 million and $1.1 million, respectively, is due to the Company.

         During the twenty-six weeks ended March 30, 2003, the Company purchased $6.1 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, in which the Company's Chief Executive Officer beneficially owns more than 10% of its outstanding capital stock. During the twenty-six weeks ended March 30, 2003, the Company purchased $0.7 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of March 30, 2003 is $0.6 million due to Box USA. Other purchases from affiliates during the twenty-six weeks ended March 30, 2003 were not significant.

         During the twenty-six weeks ended March 30, 2003, the Company sold $4.3 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of March 30, 2003 is $1.2 million due from Fibre Marketing. Other sales to affiliates during the twenty-six weeks ended March 30, 2003 were not significant.

         During the twenty-six weeks ended March 31, 2002, the Company purchased $4.9 million of corrugated containers from Box USA and $0.6 million of travel services from Emerald Lady. Included in accounts payable as of March 31, 2002 is $0.9 million due to Box USA. Other purchases from affiliates during the twenty-six weeks ended March 31, 2002 were not significant.

         During the twenty-six weeks ended March 31, 2002, the Company sold $3.8 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of March 31, 2002 is $0.8 million due from Fibre Marketing. Other sales to affiliates during the twenty-six weeks ended March 31, 2002 were not significant.

         During  Fiscal  2001,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During the twenty-six weeks ended March 30, 2003 and March 31, 2002, rental payments under this lease were $0.7 million and $0.8 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the twenty-six weeks ended March 30, 2003 and March 31, 2002, rental payments under this lease were $1.9 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         During Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing from a director of the Company for $0.2 million. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc. for $0.1 million, retaining a 25.0% ownership interest in Fibre Marketing. On July 17, 2000, Box USA transferred 50.0% of its interest in Fibre Marketing to Mehiel Enterprises, Inc. Mehiel Enterprises, Inc. owns a 63.2% interest in Fibre Marketing. The Company accounts for its ownership interest in Fibre Marketing using the equity method.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer.

Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was not significant during the twenty-six weeks ended March 30, 2003 and March 31, 2002, respectively.


(7)  SF HOLDINGS STOCK OPTION PLAN

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $20,000 and $49,000 for the twenty-six weeks ended March 30, 2003 and March 31, 2002, respectively.


(8)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                          (Unaudited)
                                           March 30,     September 29,
                                             2003            2002
                                         -------------  ---------------

Foreign currency translation adjustment    $  (3,231)      $  (2,723)
Minimum pension liability adjustment         (12,293)        (10,690)
                                           ----------      ----------

  Accumulated other comprehensive loss     $ (15,524)      $ (13,413)
                                           ==========      ==========



(9)  BUSINESS INTERRUPTION CLAIM

         During Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. Since January 2001 through September 29, 2002, the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales during the fourth quarter of Fiscal 2002. During October 2002, the Company and its insurance provider agreed to a final settlement of this claim whereby the Company would receive an additional $3.8 million of business interruption proceeds. As of December 27, 2002, this amount had been received and recorded as a reduction of cost of sales, net of $0.2 million of expenses.


(10) OTHER INCOME, NET

         During the twenty-six weeks ended March 30, 2003, the Company realized $5.1 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In Fiscal 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction (the "Sale-Leaseback Transaction"). In addition, the Company realized $0.6 million from foreign currency transactions gains. These gains were partially offset by $0.6 million of losses from the sale of equipment, $0.7 million of costs associated with the rationalization and consolidation of the Company's manufacturing facilities, $0.7 million of costs associated with the opening of the mid-west distribution center and $0.4 million of costs associated with facilities no longer manufacturing products.

          During the twenty-six weeks ended March 31, 2002, the Company realized $5.1 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, during the twenty-six weeks ended March 31, 2002, the Company recognized a $3.0 million gain in association with the sale of a manufacturing facility in Manchester, New Hampshire. These gains were partially offset by $4.4 million in expenses reflecting certain costs incurred with the rationalization and consolidation of the Company's manufacturing facilities.


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


(12) SWEETHEART CUP COMPANY  INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the only guarantor of the $110 million Senior Subordinated Notes, as amended and of the New Notes. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and its subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                    Consolidated Balance Sheet
                                                                           March 30, 2003
                                                ------------------------------------------------------------------
                                                                                                     Sweetheart
                                                  Sweetheart      Sweetheart        Holdings          Holdings
                                                      Cup          Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
                     Assets

Current assets:
  Cash and cash equivalents                       $    5,600      $       -       $         -        $    5,600
  Cash in escrow                                           5              -                 -                 5
  Receivables                                        200,756              -           (48,458)          152,298
  Raw materials inventory                             56,975              -                 -            56,975
  Work in progress inventory                          10,445              -                 -            10,445
  Finished goods inventory                           149,040              -                 -           149,040
  Assets held for sale                                     -          5,275                 -             5,275
  Other current assets                                52,178          2,282            (2,622)           51,838
                                                  -----------     ----------      ------------       -----------
    Total current assets                             474,999          7,557           (51,080)          431,476

Property, plant and equipment, net                   244,892              -                 -           244,892
Deferred income taxes                                 43,530        (20,875)            9,737            32,392
Other assets                                          95,700        108,581          (108,581)           95,700
                                                  -----------     ----------      ------------       -----------

    Total assets                                  $  859,121      $  95,263       $  (149,924)       $  804,460
                                                  ===========     ==========      ============       ===========

      Liabilities and Shareholder's Equity

Current liabilities:
  Accounts payable                                $  105,457      $       -       $         -        $  105,457
  Other current liabilities                           90,390              -            (2,618)           87,772
  Current portion of long-term debt                   26,688              -                 -            26,688
                                                  -----------     ----------      ------------       -----------
    Total current liabilities                        222,535              -            (2,618)          219,917

Long-term debt                                       406,054         48,458           (48,458)          406,054
Other liabilities                                    196,112              -           (63,084)          133,028
                                                  -----------     ----------      ------------       -----------

    Total liabilities                                824,701         48,458          (114,160)          758,999
                                                  -----------     ----------      ------------       -----------


Minority interest                                      2,322              -                 -             2,322
                                                  -----------     ----------      ------------       -----------

Shareholder's equity:
  Class A Common Stock                                     -             10                 -                10
  Class B Common Stock                                     -             44                 -                44
  Additional paid-in capital                         123,698         78,095          (100,600)          101,193
  Accumulated deficit                                (76,076)       (31,344)           64,836           (42,584)
  Accumulated other comprehensive loss               (15,524)             -                 -           (15,524)
                                                  -----------     ----------      ------------       -----------

    Total shareholder's equity                        32,098         46,805           (35,764)           43,139
                                                  -----------     ----------      ------------       -----------

    Total liabilities and shareholder's equity    $  859,121      $  95,263       $  (149,924)       $  804,460
                                                  ===========     ==========      ============       ===========

                                                                    Consolidated Balance Sheet
                                                                        September 29, 2002
                                                ------------------------------------------------------------------
                                                                                                     Sweetheart
                                                  Sweetheart      Sweetheart        Holdings          Holdings
                                                     Cup           Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
                     Assets

Current assets:
  Cash and cash equivalents                       $    8,035      $       -       $         -        $    8,035
  Cash in escrow                                           -              -                 -                 -
  Receivables                                        199,512              -           (46,971)          152,541
  Raw materials inventory                             57,305              -                 -            57,305
  Work in progress inventory                          11,197              -                 -            11,197
  Finished goods inventory                           150,925              -                 -           150,925
  Assets held for sale                                     -          5,275                 -             5,275
  Other current assets                                56,577          2,551            (2,551)           56,577
                                                  -----------     ----------      ------------       -----------
    Total current assets                             483,551          7,826           (49,522)          441,855

Property, plant and equipment, net                   252,491              -                 -           252,491
Deferred income taxes                                 41,070        (20,927)            9,736            29,879
Other assets                                          96,618        106,450          (106,450)           96,618
                                                  -----------     ----------      ------------       -----------

    Total assets                                  $  873,730      $  93,349       $  (146,236)       $  820,843
                                                  ===========     ==========      ============       ===========

      Liabilities and Shareholder's Equity

Current liabilities:
  Accounts payable                                $  102,986      $       -       $         -        $  102,986
  Other current liabilities                           94,763              -            (2,551)           92,212
  Current portion of long-term debt                  119,853              -                 -           119,853
                                                  -----------     ----------      ------------       -----------
    Total current liabilities                        317,602              -            (2,551)          315,051

Long-term debt                                       317,448         46,971           (46,971)          317,448
Other liabilities                                    199,781              -           (60,950)          138,831
                                                  -----------     ----------      ------------       -----------

    Total liabilities                                834,831         46,971          (110,472)          771,330
                                                  -----------     ----------      ------------       -----------

Minority interest                                      2,276              -                 -             2,276
                                                  -----------     ----------      ------------       -----------

Shareholder's equity:
  Class A Common Stock                                     -             10                 -                10
  Class B Common Stock                                     -             44                 -                44
  Additional paid-in capital                         123,678         78,095          (100,600)          101,173
  Accumulated deficit                                (73,642)       (31,771)           64,836           (40,577)
  Accumulated other comprehensive loss               (13,413)             -                 -           (13,413)
                                                  -----------     ----------      ------------       -----------

    Total shareholder's equity                        36,623         46,378           (35,764)           47,237
                                                  -----------     ----------      ------------       -----------

    Total liabilities and shareholder's equity    $  873,730      $  93,349       $  (146,236)       $  820,843
                                                  ===========     ==========      ============       ===========

                                                               Consolidated Statement of Operations
                                                            For the Thirteen Weeks Ended March 30, 2003
                                                ------------------------------------------------------------------
                                                                                                     Sweetheart
                                                  Sweetheart      Sweetheart        Holdings          Holdings
                                                     Cup           Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
Net sales                                         $  293,344        $     -       $         -        $  293,344
Cost of sales                                        262,616              -                 -           262,616
                                                  -----------     ----------      ------------       -----------

  Gross profit                                        30,728              -                 -            30,728

Selling, general and administrative expenses          28,001              -                 -            28,001
Other income, net                                     (1,035)             -                 -           (1,035)
                                                  -----------     ----------      ------------       -----------

  Operating income                                     3,762              -                 -             3,762

Interest expense, net                                  9,779           (346)                -             9,433
                                                  -----------     ----------      ------------       -----------

  Income  (loss) before income tax expense
  (benefit) and minority interest                     (6,017)           346                 -            (5,671)

Income tax (benefit) expense                          (2,406)           138                 -            (2,268)
Minority interest in subsidiary                           32              -                 -                32
                                                  -----------     ----------      ------------       -----------

  Net income (loss)                               $   (3,643)     $     208       $         -        $   (3,435)
                                                  ===========     ==========      ============       ===========

Other comprehensive income (loss):

  Net income (loss)                               $   (3,643)     $     208       $         -        $   (3,435)
    Foreign currency translation
      adjustment                                        (341)             -                 -              (341)
    Minimum pension liability
      adjustment (net of income taxes of
      $489)                                              734              -                 -               734

                                                  -----------     ----------      ------------       -----------

  Comprehensive income (loss)                     $   (3,250)     $     208       $         -        $   (3,042)
                                                  ===========     ==========      ============       ===========

                                                               Consolidated Statement of Operations
                                                            For the Thirteen Weeks Ended March 31, 2002
                                                ------------------------------------------------------------------
                                                                                                     Sweetheart
                                                  Sweetheart      Sweetheart        Holdings          Holdings
                                                     Cup           Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
Net sales                                         $  296,371      $  58,589       $  ( 58,589)       $  296,371
Cost of sales                                        273,099         53,697           (59,103)          267,693
                                                  -----------     ----------      ------------       -----------

  Gross profit                                        23,272          4,892               514            28,678

Selling, general and administrative expenses          28,124            474                 -            28,598
Other (income) expense, net                              (20)             -               514               494
                                                  -----------     ----------      ------------       -----------

  Operating income  (loss)                            (4,832)         4,418                 -              (414)

Interest expense, net                                  8,588          1,006                 -             9,594
Loss on debt extinguishment                            1,798              -                 -             1,798
                                                  -----------     ----------      ------------       -----------

  Income  (loss) before income tax expense
  (benefit) and minority interest                    (15,218)         3,412                 -           (11,806)

Income tax (benefit) expense                          (6,077)         1,366                 -            (4,711)
Minority interest in subsidiary                           40              -                 -                40
                                                  -----------     ----------      ------------       -----------

  Net income (loss)                               $   (9,181)     $   2,046       $         -        $   (7,135)
                                                  ===========     ==========      ============       ===========

Other comprehensive income (loss):

  Net income (loss)                               $   (9,181)     $   2,046       $         -        $   (7,135)
    Foreign currency translation
      adjustment                                         159              -                 -               159
    Minimum pension liability
      adjustment (net of income taxes of
      $813)                                            1,220              -                 -             1,220
                                                  -----------     ----------      ------------       -----------

  Comprehensive income (loss)                     $   (7,802)     $   2,046       $         -        $   (5,756)
                                                  ===========     ==========      ============       ===========

                                                               Consolidated Statement of Operations
                                                            For the Twenty-six Weeks Ended March 30, 2003
                                                ------------------------------------------------------------------
                                                                                                     Sweetheart
                                                  Sweetheart      Sweetheart       Holdings           Holdings
                                                     Cup           Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
Net sales                                         $  613,689        $     -       $         -        $  613,689
Cost of sales                                        547,093              -                 -           547,093
                                                  -----------     ----------      ------------       -----------

  Gross profit                                        66,596              -                 -            66,596

Selling, general and administrative expenses          54,197              -                 -            54,197
Other income, net                                     (3,230)             -                 -            (3,230)
                                                  -----------     ----------      ------------       -----------

  Operating income                                    15,629              -                 -            15,629

Interest expense, net                                 19,608           (711)                -            18,897
                                                  -----------     ----------      ------------       -----------

  Income  (loss) before income tax expense
  (benefit) and minority interest                     (3,979)           711                 -            (3,268)

Income tax  (benefit) expense                         (1,591)           284                 -            (1,307)
Minority interest in subsidiary                           46              -                 -                 46
                                                  -----------     ----------      ------------       -----------

  Net income (loss)                               $   (2,434)     $     427       $         -        $   (2,007)
                                                  ===========     ==========      ============       ===========

Other comprehensive income (loss):

  Net income  (loss)                              $   (2,434)     $     427       $         -        $   (2,007)
    Foreign currency translation
      adjustment                                        (508)             -                 -              (508)
    Minimum pension liability
      adjustment (net of income taxes
      of $(1,069))                                    (1,603)             -                 -            (1,603)
                                                  -----------     ----------      ------------       -----------

  Comprehensive income (loss)                     $   (4,545)     $     427       $         -        $   (4,118)
                                                  ===========     ==========      ============       ===========

                                                               Consolidated Statement of Operations
                                                            For the Twenty-six Weeks Ended March 31, 2002
                                                ------------------------------------------------------------------
                                                                                                     Sweetheart
                                                  Sweetheart      Sweetheart        Holdings          Holdings
                                                     Cup           Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
Net sales                                         $  617,246      $ 116,485       $  (116,485)       $  617,246
Cost of sales                                        559,087        106,760          (117,710)          548,137
                                                  -----------     ----------      ------------       -----------

  Gross profit                                        58,159          9,725             1,225            69,109

Selling, general and administrative expenses          56,729            931                 -            57,660
Other income, net                                     (4,516)             -             1,225            (3,291)
                                                  -----------     ----------      ------------       -----------

  Operating income                                     5,946          8,794                 -            14,740

Interest expense, net                                 16,353          2,427                 -            18,780
Loss on debt extinguishment                            1,798              -                 -             1,798
                                                  -----------     ----------      ------------       -----------

  Income  (loss) before income tax expense
  (benefit) and minority interest                    (12,205)         6,367                 -            (5,838)

Income tax (benefit) expense                          (4,851)         2,547                 -            (2,304)
Minority interest in subsidiary                           73              -                 -                73
                                                  -----------     ----------      ------------       -----------

  Net income (loss)                               $   (7,427)     $   3,820       $         -        $   (3,607)
                                                  ===========     ==========      ============       ===========

Other comprehensive income (loss):

  Net income  (loss)                              $   (7,427)     $   3,820       $         -        $   (3,607)
    Foreign currency translation
      adjustment                                          20              -                 -                20
    Minimum pension liability
      adjustment (net of income taxes
      of $(748))                                      (1,122)             -                 -            (1,122)
                                                  -----------     ----------      ------------       -----------

  Comprehensive income (loss)                     $   (8,529)     $   3,820       $         -        $   (4,709)
                                                  ===========     ==========      ============       ===========

                                                                Consolidated Statement of Cash Flows
                                                           For the Twenty-six Weeks Ended March 30, 2003
                                                ------------------------------------------------------------------
                                                                                                     Sweetheart
                                                  Sweetheart      Sweetheart        Holdings          Holdings
                                                     Cup           Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities     $   11,298      $       -       $         -        $   11,298
                                                  -----------     ----------      ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment          (5,934)             -                 -            (5,934)
  Due from SF Holdings                                   250              -                 -               250
  Proceeds from sale of assets                             4              -                 -                 4
                                                  -----------     ----------      ------------       -----------
    Net cash used in investing activities             (5,680)             -                 -           (5,680)
                                                  -----------     ----------      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repayments under credit  facilities             (1,520)             -                 -            (1,520)
  Repayments of other debt                            (4,049)             -                 -            (4,049)
  Debt issuance costs                                 (2,479)             -                 -            (2,479)
  Increase in cash escrow                               (226)             -                 -              (226)
  Decrease in cash escrow                                221              -                 -               221
                                                  -----------     ----------      ------------       -----------
    Net cash used in financing activities             (8,053)             -                 -           (8,053)
                                                  -----------     ----------      ------------       -----------

NET DECREASE  IN CASH AND CASH
  EQUIVALENTS                                         (2,435)             -                 -            (2,435)

CASH AND CASH EQUIVALENTS, beginning of
  period                                               8,035              -                 -             8,035
                                                  -----------     ----------      ------------       -----------

CASH AND CASH EQUIVALENTS, end of period          $    5,600      $       -       $         -        $    5,600
                                                  ===========     ==========      ============       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                 $   16,351      $       -       $         -        $   16,351
                                                  ===========     ==========      ============       ===========

    Income taxes paid                             $   (2,703)     $       -       $         -        $   (2,703)
                                                  ===========     ==========      ============       ===========

                                                                Consolidated Statement of Cash Flows
                                                           For the Twenty-six Weeks Ended March 31, 2002
                                                ------------------------------------------------------------------
                                                                                                    Sweetheart
                                                  Sweetheart      Sweetheart        Holdings          Holdings
                                                      Cup          Holdings       Elimination       Consolidated
                                                --------------  --------------  ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities     $   32,653      $  88,148       $   (88,148)       $   32,653
                                                  -----------     ----------      ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment         (13,783)             -                 -           (13,783)
  Proceeds from sale of assets                         5,262              -                 -             5,262
                                                  -----------     ----------      ------------       -----------
    Net cash used in investing activities             (8,521)             -                 -            (8,521)
                                                  -----------     ----------      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities            173,804              -                 -           173,804
  Repayment under credit  facilities                (196,144)             -                 -          (196,144)
  Repayments of other debt                            (3,050)             -                 -            (3,050)
  Repayment of  intercompany equipment
    financing                                              -        (88,148)           88,148                 -
  Increase in cash escrow                             (5,253)             -                 -            (5,253)
  Decrease in cash escrow                                781              -                 -               781
                                                  -----------     ----------      ------------       -----------
    Net cash used in financing activities            (29,862)       (88,148)           88,148           (29,862)
                                                  -----------     ----------      ------------       -----------

NET DECREASE  IN CASH AND CASH
  EQUIVALENTS                                         (5,730)             -                 -            (5,730)

CASH AND CASH EQUIVALENTS, beginning of
  period                                              11,616              -                 -            11,616
                                                  -----------     ----------      ------------       -----------

CASH AND CASH EQUIVALENTS, end of period          $    5,886      $       -       $         -        $    5,886
                                                  ===========     ==========      ============       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                 $   17,958      $       -       $         -        $   17,958
                                                  ===========     ==========      ============       ===========

    Income taxes paid                             $      890      $       -       $         -        $      890
                                                  ===========     ==========      ============       ===========


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

         The Company's product offerings cover a broad range within the industry, including (i) paper, plastic and foam foodservice products, primarily cups, lids, plates, bowls, plastic cutlery, food trays and food containers; (ii) tissue and specialty foodservice products, primarily napkins, table covers, placemats and lunch bags; and (iii) food packaging products, primarily containers for the dairy and food processing industries. To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at customers' plants. The types of products that are packaged in the Company's machines include: ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt and squeeze-up desserts. The Company also sells paper converting equipment used primarily in the manufacture of paper cups and food containers.

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


Recent Developments

         On April 8, 2003, Sweetheart Cup, consummated its offer to exchange (the "Exchange Offer") its newly issued 12% Senior Notes due July 15, 2004 ("New Notes") for all of its outstanding $110 million Senior Subordinated Notes and solicitation of consents of holders of the $110 million Senior Subordinated Notes to the proposed amendments to the indenture governing the $110 million Senior Subordinated Notes (the "Consent Solicitation"). Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the New Notes and $93.4 million in aggregate principal amount of New Notes were issued under the indenture in exchange for a like amount of $110 million Senior Subordinated Notes. Payment of the consent payments to all holders of the $110 million Senior Subordinated Notes who timely tendered was made in April 2003 to the trustee. As a result of the Exchange Offer, $93.4 million of the $110 million Senior Subordinated Notes is classified as long-term debt in the accompanying March 30, 2003 consolidated balance sheet.

         As of April 8, 2003, as a result of the Consent Solicitation, the amendment to the indenture governing the $110 million Senior Subordinated Notes became effective. The aggregate principal amount of $110 million Senior Subordinated Notes that remain outstanding following the Exchange Offer is $16.6 million which is due September 1, 2003.

         The Company's senior credit facility with Bank of America, N.A. (the "Senior Credit Facility") was amended on February 28, 2003 to require, among other things, the date by which the refinancing, repayment or extension of the New Notes must occur shall be December 31, 2003. If the Company is unable to refinance, repay or extend the New Notes prior to December 31, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

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

         In this regard, the Company is considering the sale of its business or the sale of certain brands and related assets. These brands and related assets generated net sales and earning before interest, taxes and deprecation for the fiscal year ended September 29, 2002 of approximately $220 million and $25 million, respectively. There can be no assurances that the Company will receive acceptable offers or that the Company will proceed with any such sale.

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

         Raw materials - Raw materials are critical components of the Company's cost structure. The prices for these raw materials may fluctuate. When raw material prices decrease, selling prices have historically decreased. The actual impact from raw material price changes is affected by a number of factors including the level of inventories at the time of a price change, the specific timing and frequency of price changes, and the lead and lag time that generally accompanies the implementation of both raw materials and subsequent selling price changes. In the event that raw material prices decrease over a period of several months, the Company may suffer margin erosion on the sale of such inventory.

         Inventory reserves - The Company establishes reserves for its inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. The Company reviews such circumstances when products are not expected to be saleable based on standards established by the Company's quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. The Company monitor inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. Goodwill is not being amortized commencing with the twenty-six weeks ended March 30, 2003 in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The initial transitional goodwill impairment test was completed, as required, by March 30, 2003. The carrying value of goodwill did not exceed its fair value and; as a result, no transitional impairment loss was required.

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


Thirteen  Weeks  Ended  March  30,  2003  Compared  to   Thirteen   Weeks  Ended
March 31, 2002 (Unaudited)

         Net sales decreased $3.1 million, or 1.1%, to $293.3 million for the thirteen weeks ended March 30, 2003 compared to $296.4 million for the thirteen weeks ended March 31, 2002, reflecting a 1.6% decrease in sales volume and a 0.5% increase in average realized sales price. Sales volume decreased primarily as a result of lower demand from consumer customers. Average realized sales prices increased as a result of increased raw material costs and a change in product mix.

         Gross profit increased $2.0 million, or 7.0%, to $30.7 million for the thirteen weeks ended March 30, 2003 compared to $28.7 million for the thirteen weeks ended March 31, 2002. As a percentage of net sales, gross profit increased to 10.5% for the thirteen weeks ended March 30, 2003 from 9.7% for the thirteen weeks ended March 31, 2002. The increase in gross profit is primarily due to better labor utilization resulting from the Company's initiatives to rationalize and consolidate its manufacturing facilities. The benefits from improved manufacturing efficiencies were partially offset by average selling prices increasing at a slower rate than increasing raw material costs.

         Selling, general and administrative expenses decreased $0.6 million, or 2.1%, to $28.0 million for the thirteen weeks ended March 30, 2003 compared to $28.6 million for the thirteen weeks ended March 31, 2002. This decrease is primarily due to a $0.8 million lower depreciation expense resulting from certain computer equipment becoming fully depreciated and a $0.5 million decrease in goodwill amortization due to the adoption of SFAS No. 142. These favorable changes were partially offset by a $0.7 million increase in promotional advertising expenses which are expected to increase future sales volumes.

         Other (income) expense, net changed $1.5 million, or 300.0%, to income of $1.0 million for the thirteen weeks ended March 30, 2003 compared to an expense of $0.5 million for the thirteen weeks ended March 31, 2002. During the thirteen weeks ended March 30, 2003, the Company realized (i) $2.5 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction, (ii) $0.3 million gains from foreign currency transactions, (iii) $0.6 million of net losses from the sale of equipment, (iv) $0.4 million of costs associated with the rationalization and consolidation of the Company's manufacturing facilities, (v) $0.7 million of costs associated with the opening of the mid-west distribution center and (vi) $0.2 million of costs associated with facilities no longer manufacturing products. As compared to the thirteen weeks ended March 31, 2002, the Company realized (i) $2.5 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction (ii) $0.2 million of net gains from the sale of equipment, (iii) $2.6 million of costs associated with the rationalization and consolidation of the Company's manufacturing facilities (iv) $0.5 million of costs associated with the write-off of a receivable relating to the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by The Fonda Group, Inc. in 1998.

         Operating income (loss) increased $4.2 million, or 1,050.0%, to income of $3.8 million for the thirteen weeks ended March 30, 2003 compared to a loss of $0.4 million for the thirteen weeks ended March 31, 2002, due to the reasons stated above.

         Interest expense, net decreased $0.2 million, or 2.1%, to $9.4 million for the thirteen weeks ended March 30, 2003 compared to $9.6 million for the thirteen weeks ended March 31, 2002. This decrease is attributable to lower interest rates on the Senior Credit Facility which was partially offset by the increase in coupon interest on the $110 Senior Subordinated Notes which was effective March 1, 2002.

         Loss on debt extinguishment was $1.8 million for the thirteen weeks ended March 31, 2002 resulting from the write-off of the deferred financing costs from the refinancing of the Company's Senior Credit Facility.

         Income tax benefit decreased $2.4 million, or 51.1%, to $2.3 million for the thirteen weeks ended March 30, 2003 compared to $4.7 million for the thirteen weeks ended March 31, 2002 as a result of a lower pre-tax loss. The effective rates for the thirteen weeks ended March 30, 2003 and the thirteen weeks ended March 31, 2002 were 40%, respectively.

         Minority interest in subsidiary decreased $8,000, or 20.0%, to $32,000 for the thirteen weeks ended March 30, 2003 compared to $40,000 for the thirteen weeks ended March 31, 2002. This amount represents the 20% ownership of Global Cup, S.A. De C.V. and its subsidiaries' ("Global Cup") income.

         Net loss decreased $3.7 million, or 52.1%, to $3.4 million loss for the thirteen weeks ended March 30, 2003 compared to $7.1 million for the thirteen weeks ended March 31, 2002, due to the reasons stated above.


Twenty-six Weeks Ended March 30, 2003 Compared to Twenty-six Weeks Ended March 31, 2002 (Unaudited)

         Net sales decreased $3.5 million, or 0.6%, to $613.7 million for the twenty-six weeks ended March 30, 2003 compared to $617.2 million for the twenty-six weeks ended March 31, 2002, reflecting a 1.2% decrease in sales volume and a 0.6% increase in average realized sales price. Sales volume decreased as a result of lower demand from consumer customers which was partially offset by increased demand from institutional customers. Average realized sales prices increased as a result of increased raw material costs and a change in product mix.

         Gross profit decreased $2.5 million, or 3.6%, to $66.6 million for the twenty-six weeks ended March 30, 2003 compared to $69.1 million for the twenty-six weeks ended March 31, 2002. As a percentage of net sales, gross profit decreased to 10.9% for the twenty-six weeks ended March 30, 2003 from 11.2% for the twenty-six weeks ended March 31, 2002. This decrease primarily resulted from average selling prices that did not increase at the same rate as raw material costs. This decrease was partially offset during the quarter ended March 30, 2003 due primarily from better labor utilization resulting from the Company's initiatives to rationalize and consolidate its manufacturing facilities.

         Selling, general and administrative expenses decreased $3.5 million, or 6.1%, to $54.2 million for the twenty-six weeks ended March 30, 2003 compared to $57.7 million for the twenty-six weeks ended March 31, 2002. This decrease is primarily due to (i) $1.5 million lower depreciation expense resulting from certain computer equipment becoming fully depreciated, (ii) $1.0 million decrease in goodwill amortization due to the adoption of SFAS No. 142, (iii) $1.2 million reduction in salaries and related fringe benefits which was partially due to the elimination of 34 positions in Fiscal 2002 (iv) $0.7 million decrease due to customer bankruptcy filings in Fiscal 2002 and (v) $0.4 million decrease of supplies expense resulting from computers purchased for the sales force in Fiscal 2002. These favorable changes were partially offset by $1.4 million increase in promotional advertising expenses which are expected to increase future sales volumes.

         Other (income) expense, net decreased $0.1 million, or 3.0%, to income of $3.2 million for the twenty-six weeks ended March 30, 2003 compared $3.3 million for the twenty-six weeks ended March 31, 2002. During the twenty-six weeks ended March 30, 2003, the Company realized $5.1 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction and $0.6 million of gains from foreign currency transactions. These gains were partially offset by (i) $0.6 million of net losses from the sale of equipment, (ii) $0.7 million of costs associated with the rationalization and consolidation of the Company's manufacturing facilities, (iii) $0.7 million of costs associated with the opening of the mid-west distribution center and (iv) $0.4 million of costs associated with facilities no longer manufacturing products. As compared to the twenty-six weeks ended March 31, 2002, the Company realized $5.1 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction and a $3.0 million gain in association with the sale of a manufacturing facility in Manchester, New Hampshire. These gains were partially offset by $4.4 million of costs associated with the rationalization and consolidation of the Company's manufacturing facilities.

         Operating income (loss) increased $0.9 million, or 6.1%, to income of $15.6 million for the twenty-six weeks ended March 30, 2003 compared to $14.7 million for the twenty-six weeks ended March 31, 2002, due to the reasons stated above.

         Interest expense, net increased $0.1 million, or 0.5%, to $18.9 million for the twenty-six weeks ended March 30, 2003 compared to $18.8 million for the twenty-six weeks ended March 31, 2002. This decrease is attributable to lower interest rates on the Senior Credit Facility which was partially offset by the increase in coupon interest on the $110 Senior Subordinated Notes which was effective March 1, 2002.

         Loss on debt extinguishment was $1.8 million for the twenty-six weeks ended March 31, 2002 resulting from the write-off of the deferred financing costs from the refinancing of the Company's Senior Credit Facility.

         Income tax benefit decreased $1.0 million, or 43.5%, to a benefit of $1.3 million for twenty-six weeks ended March 30, 2003 compared to $2.3 million for the twenty-six weeks ended March 31, 2002 as a result of lower pre-tax loss. The effective rates for the twenty-six weeks ended March 30, 2003 and the twenty-six weeks ended March 31, 2002 were 40%, respectively.

         Minority interest in subsidiary decreased $27,000, or 37.0%, to $46,000 for the twenty-six weeks ended March 30, 2003 compared to $73,000 for the twenty-six weeks ended March 31, 2002. This amount represents the 20% ownership of Global's income.

         Net loss decreased $1.6 million, or 44.4%, to a loss of $2.0 million for the twenty-six weeks ended March 30, 2003 compared to of $3.6 million for the twenty-six weeks ended March 31, 2002, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In the twenty-six weeks ended March 30, 2003, the Company funded its capital expenditures from a combination of cash generated from operations and revolving credit borrowings. During the remainder of Fiscal 2003, the Company intends to continue to rely on this combination of funding and asset sales for its capital expenditures.

         On April 8, 2003, Sweetheart Cup, consummated its offer to exchange (the "Exchange Offer") its newly issued 12% Senior Notes due July 15, 2004 ("New Notes") for all of its outstanding $110 million Senior Subordinated Notes and solicitation of consents of holders of the $110 million Senior Subordinated Notes to the proposed amendments to the indenture governing the $110 million Senior Subordinated Notes (the "Consent Solicitation"). Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the New Notes and $93.4 million in aggregate principal amount of New Notes were issued under the indenture in exchange for a like amount of $110 million Senior Subordinated Notes. Payment of the consent payments to all holders of the $110 million Senior Subordinated Notes who timely tendered was made in April 2003 to the trustee. As a result of the Exchange Offer, $93.4 million of the $110 million Senior Subordinated Notes is classified as long-term debt in the accompanying March 30, 2003 consolidated balance sheet.

         As of April 8, 2003, as a result of the Consent Solicitation, the amendment to the indenture governing the $110 million Senior Subordinated Notes became effective. The aggregate principal amount of $110 million Senior Subordinated Notes that remain outstanding following the Exchange Offer is $16.6 million which is due September 1, 2003.

         The Company's senior credit facility with Bank of America, N.A. (the "Senior Credit Facility") was amended on February 28, 2003 to require, among other things, the date by which the refinancing, repayment or extension of the New Notes must occur shall be December 31, 2003. If the Company is unable to refinance, repay or extend the New Notes prior to December 31, 2003, its Senior Credit Facility, unless otherwise amended, will become due and payable.

         Net cash provided by operating activities for the twenty-six weeks ended March 30, 2003 was $11.3 million compared to $32.7 million for the twenty-six weeks ended March 31, 2002. This decrease is primarily due to a smaller magnitude of change in receivables, inventories and accounts payable balances as compared to the twenty-six weeks ended March 31, 2002.

         Net cash used in investing activities for the twenty-six weeks ended March 30, 2003 was $5.7 million compared to $8.5 million for the twenty-six weeks ended March 31, 2002. This decrease is primarily due to lower capital spending and the receipt of net proceeds from the sale of the Manchester, New Hampshire facility in the twenty-six weeks ended March 31, 2002.

         Net cash used in financing activities for the twenty-six weeks ended March 30, 2003 was $8.1 million compared to $29.9 million for the twenty-six weeks ended March 31, 2002. This decrease is primarily due to lower borrowings under the Senior Credit Facility.

         Working capital increased $84.8 million to $211.6 million at March 30, 2003 from $126.8 million at September 29, 2002. This increase resulted from current liabilities decreasing $95.2 million which was offset by current assets decreasing $10.4 million. The decrease in current liabilities resulted primarily from a reclassification of $93.4 million of the $110 million Senior Subordinated Notes from current to long-term debt. The decrease in current assets resulted primarily from a reduction in inventories and the collection of a tax receivable.

         Capital expenditures for the twenty-six weeks ended March 30, 2003 were $5.9 million compared to $13.8 million for the twenty-six weeks ended March 31, 2002. Capital expenditures for the twenty-six weeks ended March 30, 2003 included $4.7 million for new production equipment; $0.8 million associated with the implementation of the Company's consolidation program; and $0.4 million primarily for routine capital improvements. Funding for the capital expenditures for the twenty-six weeks ended March 30, 2003 was primarily provided by cash generated from operations and revolving credit borrowings. During the remainder of Fiscal 2003, the Company intends to continue to rely on this combination of funding and asset sales for its capital expenditures.

         On October 1, 2002, the Company entered into a loan agreement with the City of Chicago to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. The loan matures on the later of August 1, 2014 or the date on which all amounts outstanding under the loan agreement have been paid in full. The proceeds from the loan were received on January 2, 2003 and the Company recorded a liability as of that date.

         On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007. As of March 30, 2003 and September 29, 2002, $1.7 million and $1.9 million was outstanding at an annual interest rate of 3.0%, respectively. During the term of the loan, the rate is subject to a review by the Department of Business and Economic Development by January 31 of each year.

         The Company has a Senior Credit Facility with Bank of America, N.A., as agent. The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the New Notes prior to December 31, 2003, the Senior Credit Facility will become due on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For March 30, 2003, the weighted average annual interest rate for the Senior Credit Facility was 4.15%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of March 30, 2003, $35.0 million was available under the Senior Credit Facility. As of March 30, 2003, LIBOR was 1.34% and the bank's base rate was 4.75%.

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

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $19.1 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For March 30, 2003, the weighted average annual interest rate for the Canadian Credit Facility was 4.58%. As of March 30, 2003, Cdn $1.1 million (approximately US $0.7 million) was available under the revolving facility and the term loan balance was Cdn $11.3 million (approximately US $7.7 million) under the Canadian Credit Facility.

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

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the $110 million Senior Subordinated Notes which are due September 1, 2003. Interest on the $110 million Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September 1. The $110 million Senior Subordinated Notes began to accrue interest at 12% per annum as of March 1, 2002. The $110 million Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The $110 million Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility, and are pari passu with the $120 million 9 1/2% Senior Subordinated Notes due 2007. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. At March 30, 2003, $16.6 million of the $110 million Senior Subordinated Notes were classified as current debt.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the New Notes which are due July 15, 2004. Interest is payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning on July 15, 2003. The New Notes accrue interest at 12% per annum. The New Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The New Notes are general unsecured obligations of the Sweetheart Cup and are senior in right of payment to the Company's subordinated indebtedness, including the $110 million Senior Subordinated Notes and the $120 million 9 1/2% Senior Subordinated Notes due 2007. The New Notes are pari passu in right of payment with the Company's existing and future senior indebtedness, including borrowings under the Senior Credit Facility. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut are secured by a significant portion of the Company's existing property, plant and equipment. The New Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

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

         The following summarizes the Company's contractual obligations at March 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                                                Payments Due In Fiscal
                       ---------------------------------------------------------------------------
                          2004         2005        2006         2007         2008      Thereafter
                       -----------  ----------  ----------   -----------  ----------  ------------
Long-term debt          $ 116,455    $  4,295    $    612     $ 288,549    $    200     $   1,000
Non-cancelable
  operating leases         53,870      51,468      48,709        46,853      53,356       189,698
Capital leases                123          97           -             -           -             -
                        ---------    --------    --------     ---------    --------     ---------

Total obligations       $ 170,448    $ 55,860    $ 49,321     $ 335,402    $ 53,556     $ 190,698
                        =========    ========    ========     =========    ========     =========

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

         In this regard, the Company is considering the sale of its business or the sale of certain brands and related assets. These brands and related assets generated net sales and earning before interest, taxes and deprecation for the fiscal year ended September 29, 2002 of approximately $220 million and $25 million, respectively. There can be no assurances that the Company will receive acceptable offers or that the Company will proceed with any such sale.


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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of March 30, 2003, the outstanding indebtedness under the Senior Credit Facility was $179.7 million and the Canadian Credit Facility was $15.3 million in U.S. dollars. As of March 30, 2003, $35.0 million was available under the Senior Credit Facility and Cdn $1.1 million (approximately US $0.7 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.2 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b) Reports on Form 8-K:

               A report on Form 8-K was filed on March 3, 2003 under Item 5 and Item 7.
               A report on Form 8-K was filed on April 4, 2003 under Item 5 and Item 7.
               A report on Form 8-K was filed on April 9, 2003 under Item 5 and Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                            SWEETHEART HOLDINGS INC.
                            (registrant)

Date:  May 2, 2003          By:  /s/ Hans H. Heinsen
       ------------              -------------------
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


              Date:  May 2, 2003            SWEETHEART HOLDINGS INC.
                     ------------
                                            (Registrant)

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


              Date:  May 2, 2003            SWEETHEART HOLDINGS INC.
                     ------------
                                            (Registrant)

                                            By: /s/  HANS H. HEINSEN
                                                --------------------
                                            Hans H. Heinsen
                                            Senior Vice President - Finance  and
                                            Chief Financial Officer
                                            (Principal Financial and  Accounting
                                             Officer)