Form 10-Q
period 2003-06-29
SWEETHEART HOLDINGS INC \DE\
filed 2003-08-05
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  for the Thirty-nine Weeks Ended June 29, 2003

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

Yes [X] No [   ]


        The number of shares outstanding of the Registrant's common stock as of August 5, 2003:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of $16.2 million 12.0% Senior Subordinated Notes due September 1, 2003 and $93.8 million 12.0% Senior Notes due July 15, 2004, respectively, of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                       (Unaudited)
                                                                         June 29,     September 29,
                                                                           2003           2002
                                                                       -----------    -------------
                                  Assets
Current assets:
  Cash and cash equivalents                                            $   10,119       $    8,035
  Cash in escrow                                                               71                -
  Receivables, less allowances of $4,496 and $3,741                       153,023          152,541
  Inventories                                                             234,730          219,427
  Deferred income taxes                                                    21,446           20,841
  Assets held for sale                                                      5,275            5,275
  Other current assets                                                     30,068           35,736
                                                                       -----------      -----------
    Total current assets                                                  454,732          441,855

Property, plant and equipment, net                                        243,672          252,491
Deferred income taxes                                                      28,203           29,879
Spare parts                                                                13,493           13,428
Goodwill                                                                   41,232           41,232
Due from SF Holdings                                                       17,712           17,962
Other assets                                                               23,966           23,996
                                                                       -----------      -----------

    Total assets                                                       $  823,010       $  820,843
                                                                       ===========      ===========

                   Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                     $  104,761       $  102,986
  Accrued payroll and related costs                                        40,403           38,009
  Other current liabilities                                                46,128           44,000
  Current portion of deferred gain on sale of assets                       10,100           10,203
  Current portion of long-term debt                                        41,439          119,853
                                                                       -----------      -----------
    Total current liabilities                                             242,831          315,051

Long-term debt                                                            392,166          317,448
Deferred gain on sale of assets                                            64,579           72,883
Other liabilities                                                          69,153           65,948
                                                                       -----------      -----------

    Total liabilities                                                     768,729          771,330
                                                                       -----------      -----------

Minority interest in subsidiary                                             2,357            2,276
                                                                       -----------      -----------

Commitments and contingencies  (See Notes)

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                        10               10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                        44               44
  Additional paid-in capital                                              100,954          101,173
  Accumulated deficit                                                     (33,656)         (40,577)
  Accumulated other comprehensive loss                                    (15,428)         (13,413)
                                                                       -----------      -----------
    Total shareholder's equity                                             51,924           47,237
                                                                       -----------      -----------

    Total liabilities and shareholder's equity                         $  823,010       $  820,843
                                                                       ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)


                                              For the       For the       For the       For the
                                              Thirteen      Thirteen    Thirty-nine   Thirty-nine
                                            weeks ended   weeks ended   weeks ended   weeks ended
                                              June 29,      June 30,      June 29,      June 30,
                                                2003          2002         2003          2002
                                            -----------   -----------   -----------   -----------

Net sales                                    $ 345,850     $ 340,245     $ 959,539     $ 957,491
Cost of sales                                  294,493       299,635       841,586       847,772
                                             ----------    ----------    ----------    ----------

    Gross profit                                51,357        40,610       117,953       109,719

Selling, general and administrative
  expenses                                      28,092        28,082        82,289        86,005
Other (income) expense, net                     (2,446)        8,877        (5,676)        5,323
                                             ----------    ----------    ----------    ----------

    Operating income                            25,711         3,651        41,340        18,391

Interest expense, net of interest income
  of  $30, $61, $107 and $151                   10,296         9,454        29,193        28,234
Loss on debt extinguishment                        475             -           475         1,798
                                             ----------    ----------    ----------    ----------

    Income  (loss)  before income
    tax and minority interest                   14,940        (5,803)       11,672       (11,641)

Income tax expense (benefit)                     5,977        (2,320)        4,670        (4,624)
Minority interest in subsidiary                     35            40            81           113
                                             ----------    ----------    ----------    ----------

    Net income (loss )                       $   8,928     $  (3,523)    $   6,921     $  (7,130)
                                             ==========    ==========    ==========    ==========

Other comprehensive income (loss):

    Net income (loss )                       $   8,928     $  (3,523)    $   6,921     $  (7,130)

    Foreign currency translation
      adjustment                                 1,397          (196)          889          (176)
    Minimum pension liability
      adjustment (net of income
      taxes of $(867), $(146),
      $(1,936) and $(894))                      (1,301)         (219)       (2,904)       (1,341)
                                             ----------    ----------    ----------    ----------

    Comprehensive income (loss )             $   9,024     $  (3,938)    $   4,906     $  (8,647)
                                             ==========    ==========    ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             For the             For the
                                                                        Thirty-nine weeks   Thirty-nine weeks
                                                                          ended June 29,      ended June 30,
                                                                              2003                2002
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                        $     6,921         $    (7,130)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                               24,400              26,723
    Amortization of deferred gain                                               (7,618)             (7,689)
    Loss (gain) on sale of assets                                                  443              (3,107)
  Changes in operating assets and liabilities:
    Receivables                                                                   (482)              8,030
    Inventories                                                                (15,303)             18,450
    Other current assets                                                         5,668              (1,326)
    Other assets                                                                 3,727              (6,765)
    Accounts payable                                                             1,775               8,689
    Accrued payroll and related costs                                            2,394              (4,898)
    Other current liabilities                                                    2,128              (2,744)
    Other liabilities                                                           (1,634)            (10,421)
    Other, net                                                                     781               1,046
                                                                           ------------        ------------
      Net cash provided by operating activities                                 23,200              18,858
                                                                           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                                    (9,300)            (17,589)
  Due from / to SF Holdings                                                        250                 (64)
  Proceeds from sale of investment                                                 329                   -
  Proceeds from sale of property, plant and equipment                               35               5,280
                                                                           ------------        ------------
      Net cash used in investing activities                                     (8,686)            (12,373)
                                                                           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under credit  facilities                             (85)            191,522
  Repayment under credit  facilities                                                 -            (196,144)
  Repayments of other debt                                                      (6,079)             (5,336)
  Debt issuance costs                                                           (6,195)                  -
  Increase in cash in escrow                                                      (379)             (4,581)
  Decrease in cash in escrow                                                       308               4,458
                                                                           ------------        ------------
      Net cash used in financing activities                                    (12,430)            (10,081)
                                                                           ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,084              (3,596)

CASH AND CASH EQUIVALENTS, beginning of period                                   8,035              11,616
                                                                           ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                                   $    10,119         $     8,020
                                                                           ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                        $    18,702         $    19,890
                                                                           ============        ============

      Income taxes (received) paid                                         $    (2,692)        $       808
                                                                           ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  BASIS OF PRESENTATION

         As used in these notes, unless the context otherwise requires, the "Company" shall refer to Sweetheart Holdings Inc. ("Sweetheart Holdings") and its subsidiaries, including Sweetheart Cup Company Inc. ("Sweetheart Cup"). The Company is a wholly owned subsidiary of SF Holdings Group, Inc. ("SF Holdings").

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


(2)  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but subject to an impairment test on an annual basis. The Company has adopted SFAS No. 142 effective September 30, 2002 and has ceased amortization of goodwill as of that date. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test no later than March 30, 2003. The transitional goodwill impairment test was completed, as required, by March 30, 2003. The carrying value of goodwill did not exceed its fair value and, as a result, no transitional impairment loss was required.

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


(3)  INVENTORIES

         The components of inventories are as follows (in thousands):


                               June 29,    September 29,
                                 2003           2002
                              ----------   -------------

Raw materials and supplies    $   67,126    $   57,305
Finished products                157,240       150,925
Work in progress                  10,364        11,197
                              ----------    ----------
  Total inventories           $  234,730    $  219,427
                              ==========    ==========


(4)  GOODWILL

         In accordance with SFAS No. 142, prior period losses were not restated. A reconciliation of the previously reported net loss during the thirteen and thirty-nine weeks ended June 30, 2002 to the amounts adjusted for the cessation of goodwill amortization expense, net of related income tax effect, is as follows (in thousands):

                                       For the       For the       For the       For the
                                       Thirteen      Thirteen    Thirty-nine   Thirty-nine
                                     weeks ended   weeks ended   weeks ended   weeks ended
                                       June 29,      June 30,      June 29,      June 30,
                                         2003          2002          2003          2002
                                     -----------   -----------   -----------   -----------
Net income (loss), as reported         $ 8,928      $ (3,523)      $ 6,921      $ (7,130)
Add back:  goodwill amortization,
  net of tax                                 -           302             -           906
                                       --------     ---------      --------     ---------

  Net income(loss), as adjusted        $ 8,928      $ (3,221)      $ 6,921      $ (6,224)
                                       ========     =========      ========     =========

         As of June 29, 2003, the Company has unamortized goodwill of $41.2 million and intangible assets of $2.2 million. During the thirteen and thirty-nine weeks ended June 30, 2002, goodwill amortization was $0.5 million and $1.5 million, respectively. During the thirteen weeks ended June 29, 2003 and June 30, 2002, amortization expense related to intangible assets was $0.3 million, respectively. During the thirty-nine weeks ended June 29, 2003 and June 30, 2002, amortization expense related to intangible assets was $0.7 million and $0.8 million, respectively. Amortization expense is expected to range from approximately $0.9 million to $1.0 million each fiscal year for Fiscal 2004 through Fiscal 2008.

         Changes to goodwill and intangible assets during the thirty-nine weeks ended June 29, 2003, including the effects of adopting the new accounting standard are as, follows (in thousands):

                                                  Intangible
                                      Goodwill      Assets
                                     ----------   ----------

Balance at September 30, 2002, net
  of accumulated amortization         $ 41,232     $  2,812
Additions during the period                  -           63
Amortization expense                         -         (655)
                                      --------     ---------
 Balance at June 29, 2003, net
  of accumulated amortization         $ 41,232     $  2,220
                                      ========     =========


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

         On April 8, 2003, Sweetheart Cup consummated its offer to exchange (the "Exchange Offer") its newly issued 12.0% Senior Notes due July 15, 2004 ("New Notes") for all of its outstanding 12.0% Senior Subordinated Notes ("the Senior Subordinated Notes") and solicitation of consents of holders of the Senior
Subordinated Notes to the proposed amendments to the indenture governing the Senior Subordinated Notes (the "Consent Solicitation"). Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the New Notes and $93.8 million in aggregate principal amount of New Notes were issued under the indenture in exchange for a like amount of the Senior Subordinated Notes. Payment of the consent payments to all holders of the Senior Subordinated Notes who timely tendered was made in April 2003 to the trustee. As a result of the Exchange Offer, $93.8 million of the Senior Subordinated Notes is classified as long-term debt in the accompanying June 29, 2003 consolidated balance sheet. During the thirteen weeks ended June 29, 2003, the Company recorded a $0.5 million loss on debt extinguishment in connection with the Exchange Offer which consisted of the write-off of deferred financing costs incurred.

         As a result of the Consent Solicitation, the amendment to the indenture governing the Senior Subordinated Notes became effective as of April 8, 2003. The amendment primarily eliminated substantially all of the restrictive covenants other than the change of control covenant. The aggregate principal amount of the Senior Subordinated Notes that remains outstanding following the Exchange Offer is $16.2 million which is due September 1, 2003.

         The Company's senior credit facility with Bank of America, N.A. (the "Senior Credit Facility") was amended on February 28, 2003 to require, among other things, the date by which the refinancing, repayment or extension of the New Notes must occur shall be December 31, 2003. If the Company is unable to refinance, repay or extend the New Notes prior to December 31, 2003, the Senior Credit Facility, unless otherwise amended, will become due and payable.


(6)  RELATED PARTY TRANSACTIONS

         All of the affiliates (other than Fibre Marketing Group, LLC ("Fibre Marketing"), the successor of Fibre Marketing Group, Inc., a waste recovery business) referenced below are directly or indirectly under the common ownership of the Company's Chairman and Chief Executive Officer, Dennis Mehiel. The Company believes that the transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         Pursuant to a Management Services Agreement, as amended, SF Holdings is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under the agreement, SF Holdings has the right, subject to the direction of the Company's Board of

Directors, to manage the Company's day to day operations.

         At June 30, 2002, the Company had a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. During the thirty-nine weeks ended June 29, 2003, the Company's Chief Executive Officer repaid the outstanding loan receivable. During the thirty-nine weeks ended June 29, 2003 and June 30, 2002, the Company forgave $13,872 and $16,021, respectively, of interest associated with the loan to its Chief Executive Officer. At June 30, 2002, the Company had a loan receivable from its Chief Operating Officer of $0.2 million plus accrued interest at 5.39%. On February 28, 2003, the loan receivable was amended and the rate changed to the federal funds rate. At June 29, 2003, the loan receivable is $0.1 million plus accrued interest.

         During Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing from a director of the Company. During Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc., retaining a 25.0% ownership interest in Fibre Marketing. On July 17, 2000, Box USA Holdings, Inc. ("Box USA"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, in which the Company's Chief Executive Officer beneficially owns more than 10% of its outstanding capital stock, transferred 50.0% of its interest in Fibre Marketing to Mehiel Enterprises, Inc. Mehiel Enterprises, Inc. owns a 63.2% interest in Fibre Marketing. The Company accounted for its ownership interest in Fibre Marketing using the equity method. During the thirteen weeks ended June 29, 2003, the Company sold its 25% interest in Fibre Marketing to an unrelated third party for $0.3 million which generated a gain of $0.2 million.

         On November 1, 2001, Fibre Marketing issued promissory notes to the Company for $1.2 million in the aggregate, in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of June 30, 2002, $1.0 million was due to the Company. During the thirty-nine weeks ended June 29, 2003, Fibre Marketing repaid the remaining balance of the outstanding promissory notes.

         During the thirty-nine weeks ended June 29, 2003, the Company purchased $9.7 million of corrugated containers from Box USA. During the thirty-nine weeks ended June 29, 2003, the Company purchased $1.0 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of June 29, 2003 is $0.5 million due to Box USA. Other purchases from affiliates during the thirty-nine weeks ended June 29, 2003 were not significant.

         During the thirty-nine weeks ended June 29, 2003, the Company sold $6.6 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of June 29, 2003 is $0.9 million due from Fibre Marketing. Other sales to affiliates during the thirty-nine weeks ended June 29, 2003 were not significant.

         During the thirty-nine weeks ended June 30, 2002, the Company purchased $8.2 million of corrugated containers from Box USA and $0.8 million of travel services from Emerald Lady. Included in accounts payable as of June 30, 2002 is $1.2 million due to Box USA. Other purchases from affiliates during the thirty-nine weeks ended June 30, 2002 were not significant.

         During the thirty-nine weeks ended June 30, 2002, the Company sold $5.5 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of June 30, 2002 is $1.2 million due from Fibre Marketing. Other sales to affiliates during the thirty-nine weeks ended June 30, 2002 were not significant.

         During  Fiscal  2001,  the  Company  began  leasing a facility in North
Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During the thirty-nine weeks ended June 29, 2003 and June 30, 2002, rental payments under this lease were $1.2 million and $1.1 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         During Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the thirty-nine weeks ended June 29, 2003 and June 30, 2002, rental payments under this lease were $2.8 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price

Index ("CPI") through December 31, 2014. In addition, the Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was not significant during the thirty-nine weeks ended June 29, 2003 and was $0.1 million during the thirty-nine weeks ended June 30, 2002, respectively.


(7)  SF HOLDINGS STOCK OPTION PLAN

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $29,000 and $47,000 for the thirty-nine weeks ended June 29, 2003 and June 30, 2002, respectively.


(8)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):


                                           June 29,      September 29,
                                             2003            2002
                                         -----------    ---------------

Foreign currency translation adjustment   $  (1,834)       $  (2,723)
Minimum pension liability adjustment        (13,594)         (10,690)
                                          ----------       ----------

  Accumulated other comprehensive loss    $ (15,428)       $ (13,413)
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


(10) OTHER INCOME, NET

         During the thirty-nine weeks ended June 29, 2003, the Company realized $7.6 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In Fiscal 2000, the Company sold certain production equipment in connection with a sale-leaseback transaction (the "Sale-Leaseback Transaction"). In addition, the Company realized $1.1 million from foreign currency transactions gains and $0.2 million from the sale of its 25% interest in Fibre Marketing. These gains were partially offset by (i) $0.8 million of net losses from the sale of obsolete equipment, (ii) $0.8 million of costs associated with the opening of a mid-west distribution center, (iii) $0.7 million of costs associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities, (iv) $0.6 million of costs associated with the maintenance of non-operational facilities and (v) $0.4 million of costs associated with the establishment of new information systems.

         During the thirty-nine weeks ended June 30, 2002, the Company realized $7.7 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction. Also, during the thirty-nine weeks ended June 30, 2002, the Company recognized a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. These gains were offset by a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by The Fonda Group, Inc., a company formerly under the common control of the Chief Executive Officer, in 1998 and the Company's write-off of $2.6 million of assets related to business initiatives which were abandoned subsequent to the Merger. Additionally, the Company incurred $7.6 million of costs in connection with the rationalization, consolidation and improvement of the Company's manufacturing facilities. Included in the $7.6 million of costs is a $1.6 million restructuring reserve which the Company established in conjunction with a workforce reduction program as a result of the Company's consolidation initiatives. The workforce reduction program was approved by management on June 19, 2002 and announced to employees on June 28, 2002. Severance payments of $1.6 million were paid in the fourth quarter of Fiscal 2002 and the first three quarters of Fiscal 2003.


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


(12) SWEETHEART CUP COMPANY  INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the only guarantor of the Senior Subordinated Notes, as amended, and the New Notes. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and its subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                Consolidated Balance Sheet
                                                                      June 29, 2003
                                               ---------------------------------------------------------
                                                                                            Sweetheart
                                                Sweetheart    Sweetheart      Holdings       Holdings
                                                   Cup         Holdings     Elimination    Consolidated
                                               ------------  ------------  -------------  --------------
                     Assets
Current assets:
  Cash and cash equivalents                     $  10,119      $      -     $        -      $  10,119
  Cash in escrow                                       71             -              -             71
  Receivables                                     201,989             -        (48,966)       153,023
  Raw materials inventory                          67,126             -              -         67,126
  Work in progress inventory                       10,364             -              -         10,364
  Finished goods inventory                        157,240             -              -        157,240
  Assets held for sale                                  -         5,275              -          5,275
  Other current assets                             51,514         2,653         (2,653)        51,514
                                                ----------     ---------    -----------     ----------
    Total current assets                          498,423         7,928        (51,619)       454,732

Property, plant and equipment, net                243,672             -              -        243,672
Deferred income taxes                              39,909      (21,443)          9,737         28,203
Other assets                                       96,403       109,634       (109,634)        96,403
                                                ----------     ---------    -----------     ----------

    Total assets                                $ 878,407      $ 96,119     $ (151,516)     $ 823,010
                                                ==========     =========    ===========     ==========

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                              $ 104,761      $      -     $        -      $ 104,761
  Other current liabilities                        99,284             -         (2,653)        96,631
  Current portion of long-term debt                41,439             -              -         41,439
                                                ----------     ---------    -----------     ----------
    Total current liabilities                     245,484             -         (2,653)       242,831

Long-term debt                                    392,166        48,966        (48,966)       392,166
Other liabilities                                 197,865             -        (64,133)       133,732
                                                ----------     ---------    -----------     ----------

    Total liabilities                             835,515        48,966       (115,752)       768,729
                                                ----------     ---------    -----------     ----------

Minority interest in subsidiary                     2,357             -              -          2,357
                                                ----------     ---------    -----------     ----------

Shareholder's equity:
  Class A Common Stock                                  -            10              -             10
  Class B Common Stock                                  -            44              -             44
  Additional paid-in capital                      123,458        78,096       (100,600)       100,954
  Accumulated deficit                             (67,495)      (30,997)        64,836        (33,656)
  Accumulated other comprehensive loss            (15,428)            -              -        (15,428)
                                                ----------     ---------    -----------     ----------

    Total shareholder's equity                     40,535        47,153        (35,764)        51,924
                                                ----------     ---------    -----------     ----------

    Total liabilities and shareholder's equity  $ 878,407      $ 96,119     $ (151,516)     $ 823,010
                                                ==========     =========    ===========     ==========

                                                               Consolidated Balance Sheet
                                                                    September 29, 2002
                                               ---------------------------------------------------------
                                                                                            Sweetheart
                                                Sweetheart    Sweetheart      Holdings       Holdings
                                                   Cup         Holdings     Elimination    Consolidated
                                               ------------  ------------  -------------  --------------
                     Assets
Current assets:
  Cash and cash equivalents                     $   8,035        $    -     $        -      $   8,035
  Cash in escrow                                        -             -              -              -
  Receivables                                     199,512             -        (46,971)       152,541
  Raw materials inventory                          57,305             -              -         57,305
  Work in progress inventory                       11,197             -              -         11,197
  Finished goods inventory                        150,925             -              -        150,925
  Assets held for sale                                  -         5,275              -          5,275
  Other current assets                             56,577         2,551         (2,551)        56,577
                                                ----------     ---------    -----------     ----------
    Total current assets                          483,551         7,826        (49,522)       441,855

Property, plant and equipment, net                252,491             -              -        252,491
Deferred income taxes                              41,070       (20,927)         9,736         29,879
Other assets                                       96,618       106,450       (106,450)        96,618
                                                ----------     ---------    -----------     ----------

    Total assets                                $ 873,730      $ 93,349     $ (146,236)     $ 820,843
                                                ==========     =========    ===========     ==========

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                              $ 102,986      $      -     $        -      $ 102,986
  Other current liabilities                        94,763             -         (2,551)        92,212
  Current portion of long-term debt               119,853             -              -        119,853
                                                ----------     ---------    -----------     ----------
    Total current liabilities                     317,602             -         (2,551)       315,051

Long-term debt                                    317,448        46,971        (46,971)       317,448
Other liabilities                                 199,781             -        (60,950)       138,831
                                                ----------     ---------    -----------     ----------

    Total liabilities                             834,831        46,971       (110,472)       771,330
                                                ----------     ---------    -----------     ----------

Minority interest in subsidiary                     2,276             -              -          2,276
                                                ----------     ---------    -----------     ----------

Shareholder's equity:
  Class A Common Stock                                  -            10              -             10
  Class B Common Stock                                  -            44              -             44
  Additional paid-in capital                      123,678        78,095       (100,600)       101,173
  Accumulated deficit                             (73,642)      (31,771)        64,836        (40,577)
  Accumulated other comprehensive loss            (13,413)            -              -        (13,413)
                                                ----------     ---------    -----------     ----------

    Total shareholder's equity                     36,623        46,378        (35,764)        47,237
                                                ----------     ---------    -----------     ----------

    Total liabilities and shareholder's equity  $ 873,730      $ 93,349     $ (146,236)     $ 820,843
                                                ==========     =========    ===========     ==========

                                                        Consolidated Statement of Operations
                                                      For the Thirteen Weeks Ended June 29, 2003
                                               ---------------------------------------------------------
                                                                                            Sweetheart
                                                Sweetheart    Sweetheart     Holdings        Holdings
                                                    Cup        Holdings     Elimination    Consolidated
                                               ------------  ------------  -------------  --------------
Net sales                                       $ 345,850      $      -     $        -      $ 345,850
Cost of sales                                     294,493             -              -        294,493
                                                ----------     ---------    -----------     ----------

    Gross profit                                   51,357             -              -         51,357

Selling, general and administrative expenses       28,092             -              -         28,092
Other income, net                                  (2,446)            -              -         (2,446)
                                                ----------     ---------    -----------     ----------

    Operating income                               25,711             -              -         25,711

Interest expense, net                              10,876          (580)             -         10,296
Loss on debt extinguishment                           475             -              -            475
                                                ----------     ---------    -----------     ----------

    Income before income tax and
    minority interest                              14,360           580              -         14,940

Income tax expense                                  5,744           233              -          5,977
Minority interest in subsidiary                        35             -              -             35
                                                ----------     ---------    -----------     ----------

    Net income                                  $   8,581      $    347     $        -      $   8,928
                                                ==========     =========    ===========     ==========

Other comprehensive income:

    Net income                                  $   8,581      $    347     $        -      $   8,928
      Foreign currency translation
        adjustment                                  1,397             -              -          1,397
      Minimum pension liability
        adjustment (net of income taxes of
        $(867))                                    (1,301)            -              -         (1,301)
                                                ----------     ---------    -----------     ----------

    Comprehensive income                        $   8,677      $    347     $        -      $   9,024
                                                ==========     =========    ===========     ==========

                                                        Consolidated Statement of Operations
                                                      For the Thirteen Weeks Ended June 30, 2002
                                               ---------------------------------------------------------
                                                                                            Sweetheart
                                                Sweetheart    Sweetheart     Holdings        Holdings
                                                    Cup        Holdings     Elimination    Consolidated
                                               ------------- ------------  -------------  --------------
Net sales                                       $ 340,245      $      -     $        -      $ 340,245
Cost of sales                                     299,635             -              -        299,635
                                                ----------     ---------    -----------     ----------

    Gross profit                                   40,610             -              -         40,610

Selling, general and administrative expenses       28,081             1              -         28,082
Other expense, net                                  8,877             -              -          8,877
                                                ----------     ---------    -----------     ----------

    Operating income  (loss)                        3,652            (1)             -          3,651

Interest expense (income), net                      9,482           (28)             -          9,454
                                                ----------     ---------    -----------     ----------

    Income  (loss) before income tax
    expense (benefit) and minority interest        (5,830)           27              -         (5,803)

Income tax (benefit) expense                       (2,331)           11              -         (2,320)
Minority interest in subsidiary                        40             -              -             40
                                                ----------     ---------    -----------     ----------

    Net income (loss)                           $  (3,539)     $     16     $        -      $  (3,523)
                                                ==========     =========    ===========     ==========

Other comprehensive income (loss):

    Net income (loss)                           $  (3,539)     $     16     $        -      $  (3,523)
      Foreign currency translation
        adjustment                                   (196)            -              -           (196)
      Minimum pension liability
        adjustment(net of income taxes of
        $(146))                                      (219)            -              -           (219)
                                                ----------     ---------    -----------     ----------

    Comprehensive income (loss)                 $  (3,954)     $     16     $        -      $  (3,938)
                                                ==========     =========    ===========     ==========

                                                         Consolidated Statement of Operations
                                                     For the Thirty-nine Weeks Ended June 29, 2003
                                               ---------------------------------------------------------
                                                                                            Sweetheart
                                                Sweetheart    Sweetheart     Holdings        Holdings
                                                   Cup         Holdings     Elimination    Consolidated
                                               ------------  ------------  -------------  --------------
Net sales                                       $ 959,539       $     -     $        -      $ 959,539
Cost of sales                                     841,586             -              -        841,586
                                                ----------     ---------    -----------     ----------

    Gross profit                                  117,953             -              -        117,953

Selling, general and administrative expenses       82,289             -              -         82,289
Other income, net                                  (5,676)            -              -         (5,676)
                                                ----------     ---------    -----------     ----------

    Operating income                               41,340             -              -         41,340

Interest expense, net                              30,484        (1,291)             -         29,193
Loss on debt extinguishment                           475                            -            475                          -
                                                ----------     ---------    -----------     ----------

    Income  before  income tax and
    minority interest                              10,381         1,291              -         11,672

Income tax expense                                  4,153           517              -          4,670
Minority interest in subsidiary                        81             -              -             81
                                                ----------     ---------    -----------     ----------

    Net income                                  $   6,147      $    774     $        -      $   6,921
                                                ==========     =========    ===========     ==========

Other comprehensive income:

    Net income                                  $   6,147      $    774     $        -      $   6,921
      Foreign currency translation
        adjustment                                    889             -              -            889
      Minimum pension liability
        adjustment (net of income taxes
        of $(1,936))                               (2,904)            -              -         (2,904)
                                                ----------     ---------    -----------     ----------

    Comprehensive income                        $   4,132      $    774     $        -      $   4,906
                                                ==========     =========    ===========     ==========

                                                         Consolidated Statement of Operations
                                                    For the Thirty-nine Weeks Ended June 30, 2002
                                               ---------------------------------------------------------
                                                                                            Sweetheart
                                                Sweetheart    Sweetheart     Holdings        Holdings
                                                    Cup        Holdings     Elimination    Consolidated
                                               ------------  ------------  -------------  --------------
Net sales                                       $ 957,491     $ 116,485     $ (116,485)     $ 957,491
Cost of sales                                     858,722       106,760       (117,710)       847,772
                                                ----------     ---------    -----------     ----------

    Gross profit                                   98,769         9,725          1,225        109,719

Selling, general and administrative expenses       85,073           932              -         86,005
Other expense, net                                  4,098             -          1,225          5,323
                                                ----------     ---------    -----------     ----------

    Operating income                                9,598         8,793              -         18,391

Interest expense, net                              25,835         2,399              -         28,234
Loss on debt extinguishment                         1,798             -              -          1,798
                                                ----------     ---------    -----------     ----------

    Income  (loss) before income tax expense
    (benefit) and minority interest               (18,035)        6,394              -        (11,641)

Income tax  (benefit) expense                      (7,182)        2,558              -         (4,624)
Minority interest in subsidiary                       113             -              -            113
                                                ----------     ---------    -----------     ----------

    Net income (loss)                           $ (10,966)     $  3,836     $        -      $  (7,130)
                                                ==========     =========    ===========     ==========

Other comprehensive income (loss):

    Net income  (loss)                          $ (10,966)     $  3,836     $        -      $  (7,130)
      Foreign currency translation
        adjustment                                   (176)            -              -           (176)
      Minimum pension liability
        adjustment (net of income taxes
         of $(894))                                (1,341)            -              -         (1,341)
                                                ----------     ---------    -----------     ----------

    Comprehensive income (loss)                 $ (12,483)     $  3,836     $        -      $  (8,647)
                                                ==========     =========    ===========     ==========

                                                            Consolidated Statement of Cash Flows
                                                       For the Thirty-nine Weeks Ended June 29, 2003
                                               ---------------------------------------------------------
                                                                                            Sweetheart
                                                Sweetheart    Sweetheart      Holdings       Holdings
                                                   Cup         Holdings     Elimination    Consolidated
                                               ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by operating activities   $  23,200      $      -     $        -      $  23,200
                                                ----------     ---------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment       (9,300)            -              -         (9,300)
  Due from / to SF Holdings                           250             -              -            250
  Proceeds from sale of investment                    329             -              -            329
  Proceeds from sale of property, plant and
    equipment                                          35             -              -             35
                                                ----------     ---------    -----------     ----------
    Net cash used in investing activities          (8,686)            -              -         (8,686)
                                                ----------     ---------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments under credit  facilities             (85)            -              -            (85)
  Repayments of other debt                         (6,079)            -              -         (6,079)
  Debt issuance costs                              (6,195)            -              -         (6,195)
  Increase in cash escrow                            (379)            -              -           (379)
  Decrease in cash escrow                             308             -              -            308
                                                ----------     ---------    -----------     ----------
    Net cash used in financing activities         (12,430)            -              -        (12,430)
                                                ----------     ---------    -----------     ----------

NET INCREASE  IN CASH AND CASH
  EQUIVALENTS                                       2,084             -              -          2,084

CASH AND CASH EQUIVALENTS, beginning of
  period                                            8,035             -              -          8,035
                                                ----------     ---------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of period        $  10,119      $      -     $        -      $  10,119
                                                ==========     =========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                               $  18,702      $      -     $        -      $  18,702
                                                ==========     =========    ===========     ==========

    Income taxes received                       $  (2,692)     $      -     $        -      $  (2,692)
                                                ==========     =========    ===========     ==========

                                                             Consolidated Statement of Cash Flows
                                                       For the Thirty-nine Weeks Ended June 30, 2002
                                               ---------------------------------------------------------
                                                                                           Sweetheart
                                                Sweetheart    Sweetheart     Holdings        Holdings
                                                   Cup         Holdings     Elimination    Consolidated
                                               ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by operating activities   $  18,858      $ 88,148     $  (88,148)     $  18,858
                                                ----------     ---------    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment      (17,589)            -              -        (17,589)
  Due from / to SF Holdings                           (64)            -              -            (64)
  Proceeds from sale of property, plant and
   equipment                                        5,280             -              -          5,280
                                                ----------     ---------    -----------     ----------
    Net cash used in investing activities         (12,373)            -              -        (12,373)
                                                ----------     ---------    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under credit facilities          191,522             -              -        191,522
  Repayment under credit  facilities             (196,144)            -              -       (196,144)
  Repayments of other debt                         (5,336)            -              -         (5,336)
  Repayment of  intercompany equipment
    financing                                           -       (88,148)        88,148              -
  Increase in cash escrow                          (4,581)            -              -         (4,581)
  Decrease in cash escrow                           4,458             -              -          4,458
                                                ----------     ---------    -----------     ----------
    Net cash used in financing activities         (10,081)      (88,148)        88,148        (10,081)
                                                ----------     ---------    -----------     ----------

NET DECREASE  IN CASH AND CASH
  EQUIVALENTS                                      (3,596)            -              -         (3,596)

CASH AND CASH EQUIVALENTS, beginning of
  period                                           11,616             -              -         11,616
                                                ----------     ---------    -----------     ----------

CASH AND CASH EQUIVALENTS, end of period        $   8,020      $      -     $        -      $   8,020
                                                ==========     =========    ===========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                               $  19,890      $      -     $        -      $  19,890
                                                ==========     =========    ===========     ==========

    Income taxes paid                           $     808      $      -     $        -      $     808
                                                ==========     =========    ===========     ==========


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

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. Goodwill is not being amortized commencing with the thirty-nine weeks ended June 29, 2003 in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The initial transitional goodwill impairment test was completed, as required, by March 30, 2003. The carrying value of goodwill did not exceed its fair value and; as a result, no transitional impairment loss was required.

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


Thirteen   Weeks   Ended  June 29, 2003   Compared  to   Thirteen   Weeks  Ended
June 30, 2002

         Net sales increased $5.7 million, or 1.7%, to $345.9 million for the thirteen weeks ended June 29, 2003 compared to $340.2 million for the thirteen weeks ended June 30, 2002, reflecting a 2.3% decrease in sales volume and a 4.0% increase in average realized sales price. Sales volume decreased primarily as a result of lower demand from consumer customers. Average realized sales prices increased as a result of pricing increases associated with higher raw material costs and a change in product mix.

         Gross profit increased $10.8 million, or 26.6%, to $51.4 million for the thirteen weeks ended June 29, 2003 compared to $40.6 million for the thirteen weeks ended June 30, 2002. As a percentage of net sales, gross profit increased to 14.9% for the thirteen weeks ended June 29, 2003 from 11.9% for the thirteen weeks ended June 30, 2002. The increase in gross profit is primarily due to improved labor utilization resulting from the Company's rationalization, consolidation and improvement of its manufacturing facilities. The benefits from improved manufacturing efficiencies were partially offset by average selling prices increasing at a slower rate than increasing raw material costs.

         Selling, general and administrative expenses was $28.1 million for the thirteen weeks ended June 29, 2003 and June 30, 2002, respectively. In general, these expenses remained constant due to a (i) $0.6 million decrease in salaries and related fringe benefits which was partially due to a workforce reduction program initiated in Fiscal 2002, (ii) $0.5 million decrease in depreciation expense resulting from the full depreciation of certain computer equipment and
(iii) $0.5 million decrease in goodwill amortization due to the adoption of SFAS No. 142. These favorable changes were partially offset by a $1.2 million increase in promotional and advertising expenses.

         Other (income) expense, net changed $11.3 million, or 127.0%, to income of $2.4 million for the thirteen weeks ended June 29, 2003 compared to an expense of $8.9 million for the thirteen weeks ended June 30, 2002. During the thirteen weeks ended June 29, 2003, the Company realized (i) $2.5 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction (the "Sale-Leaseback Transaction"), (ii)

$0.7 million of gains from foreign currency transactions, (iii) $0.4 million of costs associated with the establishment of new information systems, (iv) $0.2 million of costs associated with the maintenance of non-operational facilities,
(v) $0.1 million of costs associated with the opening of the mid-west distribution center and (vi) $0.1 million of net losses from the sale of obsolete equipment. As compared to the thirteen weeks ended June 30, 2002, the Company realized (i) $2.5 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction, (ii) a $4.6 million write-off of the management services agreement between Sweetheart Holdings Inc. ("Sweetheart Holdings") and SF Holdings Group, Inc. ("SF Holdings"), which had been assigned and assumed by The Fonda Group, Inc. ("Fonda") in 1998, (iii) $3.3 million of costs incurred in connection with the rationalization, consolidation and improvement of the Company's manufacturing facilities, (iv) a $2.6 million write-off of assets related to certain business initiatives which were abandoned subsequent to the merger of Sweetheart Cup Company Inc. ("Sweetheart Cup") and Fonda and (v) a $0.5 million expense related to the purchase of the final insurance annuity associated with a lawsuit entitled Aldridge v. Lily-Tulip, Inc. Salary Retirement Plan Benefits Committee and Fort Howard Cup Corporation, Civil Action No. CV 187-084.

         Operating income increased $22.0 million, or 594.6%, to income of $25.7 million for the thirteen weeks ended June 29, 2003 compared to $3.7 million for the thirteen weeks ended June 30, 2002, due to the reasons stated above.

         Interest expense, net increased $0.8 million, or 8.4%, to $10.3 million for the thirteen weeks ended June 29, 2003 compared to $9.5 million for the thirteen weeks ended June 30, 2002. This increase is primarily due to the amortization of fees associated with the Company's exchange offer of its Senior Subordinated Notes due September 2003 which was partially offset by lower interest rates on the Senior Credit Facility.

         Loss on debt extinguishment was $0.5 million for the thirteen weeks ended June 29, 2003 resulting from the write-off of deferred financing costs associated with the April 8, 2003 debt exchange offering.

         Income tax expense (benefit) changed $8.3 million, to an expense of $6.0 million for the thirteen weeks ended June 29, 2003 compared to a benefit of $2.3 million for the thirteen weeks ended June 30, 2002 as a result of a pre-tax profit for the thirteen weeks ended June 29, 2003 as compared to a pretax loss for the thirteen weeks ended June 30, 2002. The effective rates for the thirteen weeks ended June 29, 2003 and the thirteen weeks ended June 30, 2002 were 40%, respectively.

         Minority interest in subsidiary decreased $5,000, or 13.0%, to $35,000 for the thirteen weeks ended June 29, 2003 compared to $40,000 for the thirteen weeks ended June 30, 2002. This amount represents the 20% ownership of Global Cup, S.A. De C.V. and its subsidiaries' ("Global Cup") income.

         Net income (loss) increased $12.4 million, or 354.3%, to income of $8.9 million for the thirteen weeks ended June 29, 2003 compared to a loss of $3.5 million for the thirteen weeks ended June 30, 2002, due to the reasons stated above.


Thirty-nine Weeks Ended June 29, 2003 Compared to Thirty-nine Weeks Ended June 30, 2002

         Net sales increased $2.0 million, or 0.2%, to $959.5 million for the thirty-nine weeks ended June 29, 2003 compared to $957.5 million for the thirty-nine weeks ended June 30, 2002, reflecting a 1.6% decrease in sales volume and a 1.8% increase in average realized sales price. Sales volume decreased as a result of lower demand from consumer customers which was partially offset by increased demand from institutional customers. Average realized sales prices increased as a result of pricing increases associated with higher raw material costs and a change in product mix.

         Gross profit increased $8.3 million, or 7.6%, to $118.0 million for the thirty-nine weeks ended June 29, 2003 compared to $109.7 million for the thirty-nine weeks ended June 30, 2002. As a percentage of net sales, gross profit increased to 12.3% for the thirty-nine weeks ended June 29, 2003 from 11.5% for the thirty-nine weeks ended June 30, 2002. This increase in gross profit is primarily due to improved labor utilization and manufacturing efficiencies resulting from the Company's rationalization, consolidation and improvement of its manufacturing facilities.

         Selling, general and administrative expenses decreased $3.7 million, or 4.3%, to $82.3 million for the thirty-nine weeks ended June 29, 2003 compared to $86.0 million for the thirty-nine weeks ended June 30, 2002. This decrease is primarily due to a (i) $2.1 million decrease in depreciation expense resulting from the full depreciation of certain computer equipment, (ii) $1.5 million decrease in goodwill amortization due to the adoption of SFAS No. 142, (iii) $1.5 million decrease in salaries and related fringe benefits due to a workforce reduction program initiated in Fiscal 2002, (iv) $0.7 million decrease in supply expenses,
(v) $0.5 million decrease due to customer bankruptcy filings in Fiscal 2002. These favorable changes were partially offset by a $2.6 million increase in promotional and advertising expenses.

         Other (income) expense, net changed $11.0 million, or 207.6%, to income of $5.7 million for the thirty-nine weeks ended June 29, 2003 compared to an expense of $5.3 million for the thirty-nine weeks ended June 30, 2002. During the thirty-nine weeks ended June 29, 2003, the Company realized (i) $7.6 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction, (ii) $1.1 million of gains from foreign currency transactions and (iii) $0.2 million from a gain on the sale of its 25% interest in Fibre Marketing Group, LLC. These gains were partially offset by (i) $0.8 million of net losses from the sale of obsolete equipment (ii) $0.8 million of costs associated with the opening of the mid-west distribution center, (iii) $0.7 million of costs associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities, (iv) $0.6 million of costs associated with the maintenance of non-operational facilities and (v) $0.4 million of costs associated with the establishment of new information systems. As compared to the thirty-nine weeks ended June 30, 2002, the Company realized $7.7 million due to the amortization of the deferred gain in conjunction with the Sale-Leaseback Transaction and $3.0 million from a gain associated with the sale of a manufacturing facility in Manchester, New Hampshire. These gains were partially offset by (i) a $5.4 million write off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in Fiscal 1998, (ii) a write-off of $2.6 million of assets related to business initiatives which were abandoned subsequent to the Merger,
(iii) $7.6 million of costs in connection with the rationalization, consolidation and improvement of the Company's manufacturing facilities.

         Operating income increased $22.9 million, or 124.5%, to income of $41.3 million for the thirty-nine weeks ended June 29, 2003 compared to $18.4 million for the thirty-nine weeks ended June 30, 2002, due to the reasons stated above.

         Interest expense, net increased $1.0 million, or 3.6%, to $29.2 million for the thirty-nine weeks ended June 29, 2003 compared to $28.2 million for the thirty-nine weeks ended June 30, 2002. This increase is primarily due to the amortization of fees associated with the Company's exchange offer and increase in coupon interest effective March 1, 2002 of the Senior Subordinated Notes due September 2003. These increases were partially offset by lower interest rates on the Senior Credit Facility.

         Loss on debt extinguishment decreased $1.3 million, or 72.2%, to $0.5 million for the thirty-nine weeks ended June 29, 2003 resulting from the write-off of deferred financing costs associated with the April 8, 2003 debt exchange offering compared to $1.8 million for the thirty-nine weeks ended June 30, 2002 resulting from the write-off of the deferred financing costs from the refinancing of the Company's Senior Credit Facility.

         Income tax expense (benefit) changed $9.3 million, to an expense of $4.7 million for thirty-nine weeks ended June 29, 2003 compared to a benefit of $4.6 million for the thirty-nine weeks ended June 30, 2002 as a result of a pre-tax profit for the thirty-nine weeks ended June 29, 2003 as compared to a pretax loss for the thirty-nine weeks ended June 30, 2002. The effective rates for the thirty-nine weeks ended June 29, 2003 and the thirty-nine weeks ended June 30, 2002 were 40%, respectively.

         Minority interest in subsidiary was $0.1 million for the thirty-nine weeks ended June 29, 2003 and June 30, 2002, respectively. This amount represents the 20% ownership of Global Cup's income.

         Net income (loss) increased $14.0 million, or 197.2%, to income of $6.9 million for the thirty-nine weeks ended June 29, 2003 compared to a loss of $7.1 million for the thirty-nine weeks ended June 30, 2002, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In the thirty-nine weeks ended June 29, 2003, the Company funded its capital expenditures from a combination of cash generated from operations and revolving credit borrowings. During the remainder of Fiscal 2003, the Company intends to continue to rely on this combination of funding and asset sales for its capital expenditures.

         Net cash provided by operating activities for the thirty-nine weeks ended June 29, 2003 was $23.2 million compared to $18.9 million for the thirty-nine weeks ended June 30, 2002. This increase is primarily due to improved earnings during the thirty-nine weeks ended June 29, 2003 compared to the thirty-nine weeks ended June 30, 2002. This increase was partially offset by an increase in inventories.

         Net cash used in investing activities for the thirty-nine weeks ended June 29, 2003 was $8.7 million compared to $12.4 million for the thirty-nine weeks ended June 30, 2002. This decrease is primarily due to lower capital spending which is offset in part by the receipt of net proceeds from the sale of the Manchester, New Hampshire facility during the thirty-nine weeks ended June 30, 2002.

         Net cash used in financing activities for the thirty-nine weeks ended June 29, 2003 was $12.4 million compared to $10.1 million for the thirty-nine weeks ended June 30, 2002. This increase is primarily due to lower borrowings under the Senior Credit Facility and increased debt issuance costs.

         Working capital increased $85.1 million to $211.9 million at June 29, 2003 from $126.8 million at September 29, 2002. This increase resulted from current liabilities decreasing $72.2 million and current assets increasing $12.9 million. The decrease in current liabilities resulted primarily from a reclassification of $93.8 million of New Notes from current to long-term debt. The increase in current assets resulted primarily from an increase in inventories which was offset by the collection of a tax receivable.

         Capital expenditures for the thirty-nine weeks ended June 29, 2003 were $9.3 million compared to $17.6 million for the thirty-nine weeks ended June 30, 2002. Capital expenditures for the thirty-nine weeks ended June 29, 2003 included $7.3 million for new production equipment; $0.9 million associated with the implementation of the Company's consolidation program; and $1.1 million primarily for routine capital improvements. Funding for the capital expenditures for the thirty-nine weeks ended June 29, 2003 was primarily provided by cash generated from operations and revolving credit borrowings. During the remainder of Fiscal 2003, the Company intends to continue to rely on this combination of funding and asset sales for its capital expenditures.

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

         On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007. As of June 29, 2003 and September 29, 2002, $1.6 million and $1.9 million was outstanding at an annual interest rate of 3.0%, respectively. During the term of the loan, the rate is subject to a review by the Department of Business and Economic Development by January 31 of each year.

         The Company has a senior credit facility with Bank of America, N.A., as agent (the "Senior Credit Facility"). The Senior Credit Facility has a maturity date of March 25, 2007; however, in the event that the Company has not refinanced, repaid or extended the New Notes prior to December 31, 2003, the Senior Credit Facility, unless otherwise amended, will become due and payable on that date. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For June 29, 2003, the weighted average annual interest rate for the Senior Credit Facility was 4.07%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of June 29, 2003, $45.4 million was available under the Senior Credit Facility. As of June 29, 2003, LIBOR was 1.32% and the bank's base rate was 4.50%.

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

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $22.2 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For June 29, 2003, the weighted average annual interest rate for the Canadian Credit Facility was 4.80%. As of June 29, 2003, Cdn $1.8 million (approximately US $1.3 million) was available under the revolving facility and the term loan balance was Cdn $10.7 million (approximately US $7.9 million) under the Canadian Credit Facility.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the 12.0% Senior Subordinated Notes (the "Senior Subordinated Notes") which are due September 1, 2003. Interest on the Senior Subordinated Notes is payable semi-annually in arrears on March 1 and September 1. The Senior Subordinated Notes began to accrue interest at 12.0% per annum as of March 1, 2002. The Senior Subordinated Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The Senior Subordinated Notes are general unsecured obligations of Sweetheart Cup and are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility and the New Notes, and are pari passu with the $120 million 9 1/2% Senior Subordinated Notes due 2007.

         On April 8, 2003, Sweetheart Cup consummated its offer to exchange (the "Exchange Offer") its newly issued 12.0% Senior Notes due July 15, 2004 (the "New Notes") for all of its outstanding Senior Subordinated Notes and solicitation of consents of holders of the Senior Subordinated Notes to the proposed amendments to the indenture governing the Senior Subordinated Notes (the "Consent Solicitation"). Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the New Notes and $93.8 million in aggregate principal amount of New Notes were issued under the indenture in exchange for a like amount of the Senior Subordinated Notes. Payment of the consent payments to all holders of the Senior Subordinated Notes who timely tendered was made in April 2003 to the trustee. As a result of the Exchange Offer, $93.8 million of the Senior Subordinated Notes is classified as long-term debt in the accompanying June 29, 2003 consolidated balance sheet.

         As a result of the Consent Solicitation, the amendment to the indenture governing the Senior Subordinated Notes became effective as of April 8, 2003. The amendment primarily eliminated substantially all of the restrictive covenants other than the change of control covenant. At June 29, 2003, the aggregate principal amount of the Senior Subordinated Notes that remain outstanding following the Exchange Offer is $16.2 million which is due September 1, 2003.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the $93.8 million of New Notes which are due July 15, 2004. Interest is payable quarterly on January 15, April 15, July 15, and October 15 of each year, beginning on July 15, 2003. The New Notes accrue interest at 12.0% per annum. The New Notes are subject to redemption at the option of the Company, in whole or in part, at the redemption price (expressed as percentages of the principal amount), plus accrued interest to the redemption date, at a call premium of 100%. The New Notes are general unsecured obligations of Sweetheart Cup and are senior in right of payment to the

Company's subordinated indebtedness, including the Senior Subordinated Notes and the $120 million 9 1/2% Senior Subordinated Notes due 2007. The New Notes are pari passu in right of payment with the Company's existing and future senior indebtedness, including borrowings under the Senior Credit Facility. The New Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transactions with affiliates, the creation of additional liens and certain other business activities.

         In Fiscal 1997, the Company issued $120 million of 9 1/2% Senior Subordinated Notes which are due February 27, 2007. Interest is payable semi-annually. Payment of the principal and interest is subordinate in right to payment of all of the Company's senior debt, including the New Notes and borrowings under the Senior Credit Facility and is pari passu with the Senior Subordinated Notes.. The Company may, at its election, redeem the $120 million 9 1/2% Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The $120 million 9 1/2% Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest. The $120 million 9 1/2% Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transaction with affiliates, the creation of additional liens and certain other business activities.

         In connection with the Sale-Leaseback Transaction, on June 15, 2000, the Company sold certain production equipment located in Owings Mills, Maryland; Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee, Sweetheart Cup leases the production equipment sold in connection with the Sale-Leaseback Transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the property, plant and equipment owned by the Company as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities. The Company is accounting for the Sale-Leaseback Transaction as an operating lease, expensing $31.5 million annual rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

         The following summarizes the Company's contractual obligations at June 29, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                                          Payments Due In Fiscal
                     ----------------------------------------------------------------
                         2004      2005      2006       2007      2008    Thereafter
                     ----------  --------  --------  ---------  --------  -----------
Long-term debt        $ 114,760  $  4,397  $    612  $ 290,115  $    200  $    1,000
Non-cancelable
  operating leases       54,042    51,640    48,843     46,984    53,436     189,737
Capital leases              124        97         -          -         -           -
                      ---------  --------  --------  ---------  --------  ----------

Total obligations     $ 168,926  $ 56,134  $ 49,455  $ 337,099  $ 53,636  $  190,737
                      =========  ========  ========  =========  ========  ==========

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

         Management believes that cash generated by operations, funds generated from asset sales and amounts available under the Company's credit facilities should be sufficient to meet the Company's expected operating needs, planned capital expenditures, payments in conjunction with the Company's lease commitments and debt service requirements (other than the payment of principal under the New Notes) in the next twelve months. The Company will need to refinance, repay or extend the New Notes by July 15, 2004 and, the Senior Credit Facility, unless otherwise amended, will become due and payable if the Company is unable to refinance, repay or extend the New Notes by December 31,2003.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of June 29, 2003, the outstanding indebtedness under the Senior Credit Facility was $179.3 million and the Canadian Credit Facility was $16.7 million in U.S. dollars. As of June 29, 2003, $45.4 million was available under the Senior Credit Facility and Cdn $1.8 million (approximately US $1.3 million) was available under Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.2 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

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

Date:  August 5, 2003                       By:  /s/ Hans H. Heinsen
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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


          Date:  August 5, 2003             SWEETHEART HOLDINGS INC.
                 --------------             (Registrant)


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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                  c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a)    All significant deficiencies and material weaknesses in
                         the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




          Date:  August 5, 2003             SWEETHEART HOLDINGS INC.
                 --------------             (Registrant)


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