Form 10-K
period 2003-09-28
SWEETHEART HOLDINGS INC \DE\
filed 2003-12-11
CIK 908141

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

                  For the fiscal year ended September 28, 2003

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

Securities of the Registrant registered pursuant to Section 12(b)of the Act:None Securities of the Registrant registered pursuant to Section 12(g)of the Act:None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of December 11, 2003. Not Applicable.

There is no market for the Common Stock of the Registrant.

    The number of shares outstanding of the Registrant's common stock as of
                               December 11, 2003:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of $93.8 million 12.0% Senior Notes due July 15, 2004 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.

================================================================================

                                     PART I



Item 1.     BUSINESS


General

         Sweetheart Holdings Inc. ("Sweetheart Holdings"), together with its wholly owned subsidiary Sweetheart Cup Company Inc. ("Sweetheart Cup"), and its subsidiaries, (the "Company"), believes it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America. In Fiscal 2003, the Company had net sales of approximately $1.3 billion. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products, consisting primarily of cups, lids, plates, bowls, napkins and containers. The Company markets its products primarily to leading foodservice distributors, national quick service restaurant chains, catering companies, retailers and food processing companies. The Company markets its products under both private label brands and the Company's well-recognized Sweetheart(R), Trophy(R), Sensations(R), Hoffmaster(R) and Lily(R) brands.

         In addition, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at their plants. The Company also sells paper converting equipment used primarily in the manufacture of paper cups and food containers.

         With over 90 years of operating history, the Company has a diversified customer base of over 5,000 customers, consisting primarily of (i) major foodservice distributors, such as Sysco Corporation and U.S. Foodservice Inc., who serve both national and regional institutional foodservice customers, (ii) quick service restaurant chains, such as McDonald's Corporation and Burger King Corporation, and convenience stores, such as 7 Eleven, Inc., (iii) national catering companies, such as ARAMARK Corporation and Sodexho, and (iv) supermarkets, mass merchants, warehouse clubs and other retailers, such as The Great Atlantic & Pacific Tea Company, Inc., The Kroger Co., Target Stores
Corporation, Wal-Mart Stores, Inc. and Price-Costco, Inc. The Company's food packaging containers and lids are sold to national and regional dairy and food companies such as Ben & Jerry's Homemade, Inc., Blue Bell Creameries, L.P., Dean Foods Co. and Prairie Farms Dairy, Inc.

         On April 8, 2003, Sweetheart Cup consummated its offer to exchange (the "Exchange Offer") its newly issued 12.0% Senior Notes due July 15, 2004 (the "12.0% Senior Notes") for its outstanding $110.0 million 12.0% Senior Subordinated Notes due September 2003 (the "12.0% Senior Subordinated Notes") and solicitation of consents of holders of the 12.0% Senior Subordinated Notes to the proposed amendments to the indenture governing the 12.0% Senior Subordinated Notes (the "Consent Solicitation"). Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the 12.0% Senior Notes and $93.8 million in aggregate principal amount of the 12.0% Senior Notes were issued under the indenture in exchange for like amount of the 12.0% Senior Subordinated Notes. Payment of the consent payments to all holders of the 12.0% Senior Subordinated Notes who timely tendered was made in April 2003. In Fiscal 2003, the Company recorded a $0.5 million loss on debt extinguishment in connection with the Exchange Offer which consisted of the write-off of deferred financing costs.

         In September 2003, $16.2 million in aggregate principal amount of the 12.0% Senior Subordinated Notes that remained outstanding following the Exchange Offer, including accrued interest thereon, was paid in full using funds borrowed under the Company's senior credit facility. The indenture governing the 12.0% Senior Subordinated Notes has been satisfied and discharged.

         The Company's senior credit facility with Bank of America, N.A. (the "Senior Credit Facility") was amended on February 28, 2003 to require, among other things, the date by which the refinancing, repayment or extension of the 12.0% Senior Notes must occur shall be December 31, 2003. If the Company is unable to refinance, repay or extend the maturity of the 12.0% Senior Notes prior to December 31, 2003, the Senior Credit Facility, unless otherwise amended, will become due and payable. See "--Recent Developments".

         The Company is evaluating various strategic options which may include a restructuring of its debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sale of assets or the business, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offer and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.

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


Manufacturing and Sales

         The Company has historically sold its Sweetheart products under the Sweetheart(R) brand as well as private labels to two principal customer groups, institutional foodservice and food packaging customers. The Company has historically sold its Fonda products under the Fonda(R) brand and private labels to consumer and institutional foodservice customers. The Company also manufactures and distributes disposable party goods products directly to the specialty (party) channel of the Company's consumer market. Institutional foodservice customers primarily purchase disposable hot and cold drink cups, lids, food containers, plates, bowls, cutlery, straws, napkins, placemats, food trays and tablecovers. The Company sells these products directly and through foodservice distributors and national accounts. Consumer customers primarily purchase disposable hot and cold drink cups, paper plates, bowls, napkins and tablecovers. The Company sells these consumer products primarily to supermarkets, mass merchants, warehouse clubs, discount chains and other retailers. Food packaging customers primarily directly purchase paper and plastic containers for the dairy and food processing industries. Food packaging customers also lease filling and packaging machines designed and manufactured by the Company that, in turn, fill and seal the Company's containers in their plants. The Company's consumer specialty (party) channel customers purchase disposable plates, napkins, cups, tablecovers and a variety of accessory decor items sold in ensembles or separately to party goods retailers, mass merchants, drugstores and supermarkets. The Company also manufactures and markets its products in Canada and Mexico principally to institutional national accounts.

         The Company markets to both the distributor and end-use customer, tailoring programs to meet the specific needs of its target customers and markets. The Company sells these programs, which include products, price, promotional and merchandising materials, and training and sales/marketing coverage, through a direct sales organization. The Company supports this process by developing innovative new products, materials and processes, while leveraging its strong brand recognition and national network of manufacturing and distribution centers. The Company focuses on two major customer groups within this customer base, national account quick service restaurant chains and foodservice distributors. The Company believes that it is one of the largest manufacturers of disposable foodservice products in North America. The Company believes its approximately 120 person sales force is larger and more experienced than those of its competitors, which it believes enables it to maintain and expand its customer base.


Products

         The Company manufactures a broad line of disposable products. Paper, foam and plastic cups, lids and straws represent the largest part of the Company's North American operations. The largest single product type within this category is cups, which the Company offers in various sizes (ranging from three to 64 ounces) for both hot and cold beverages. Brand names of the Company's principal beverage service products include Sweetheart(R),

Lily(R), Trophy(R), PreferenceTM, Jazz(R), Gallery(R), Clarity(R), Lumina(R), Sherri(R), ClearLight(R) and GoCupsTM.

         The Company also offers a variety of other disposable foodservice products, including paper, foam, and plastic plates, paper and plastic bowls, portion cups, food containers, food trays, paper and plastic tubs, containers and hinged foam containers. The Company believes it is one of the largest manufacturers of paper tubs for chicken, popcorn and take-out foods in North America. Munchie Cup(R), Flexstyle(R), Highlights(R), MaximizersTM and Scoop Cup are some of the Company's carry-out service brands.

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

         Napkins are sold under the Company's Hoffmaster(R), Fonda(R) and Sensations(R) brands, as well as under national distributor private labels. Napkin products range from decorated-colored, multi-ply napkins and simple custom printed napkins featuring an end-user's name or logo to fully printed, graphic-intensive napkins for the premium paper goods sector. Tablecovers, ranging from economy to premium product lines, are sold in various prints and colors under the Hoffmaster(R), Linen-Like(R), Windsor(R) and Sensations(R) brands. The Company also sells placemats, traycovers, paper doilies, lunch bags, paper portion cups and fluted products in a variety of shapes and sizes. The Company manufactures unique decorated placemats in a variety of shapes. In addition, the Company produces non-skid traycovers that serve the particular needs of the airline and healthcare industries.

         The Company also manufactures paperboard and tissue party goods products under the Company's Paper Art(R), Party Creations(R) and Touch of Color(R) brand names.

         The Company's other products include Flex-E-FormTM straight-wall paper manufacturing technology and Flex-GuardTM, a spiral wound tamper-evident lid. In addition, the Company provides foodservice customers with retail packages sold through retailers under various Sweetheart and private label brands.

         To enhance packaging product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at their plants. The Company leases its filling and lidding equipment to customers under the trade names Auto-Pak, Flex-E-FillTM and FoodPac. The Company manufactures this equipment in the Company's machine shop and assembly plants located in Owings Mills, Maryland and Kensington, Connecticut. Products packaged in the Company's machines include ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt, sour cream and squeeze-up desserts.

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


Production

         The Company manufactures its products at 22 plants located throughout North America. See "--Properties." The Company's manufacturing processes consist of converting processed paperboard, paper, tissue and resin into finished disposable foodservice products through the use of four principal technologies: paper forming, thermoforming, injection molding, and foam extrusion and forming. The Company provides its customers with a wide variety of printing (flexography, letter press, paper lithography and plastic dry offset) options across these various technologies. The Company operates approximately 290 printing presses capable of producing high quality, customized graphics to meet its customers' requirements. The Company believes that its ability to manufacture a broad line of products enables it to provide its customers with numerous choices to meet their needs. The Company's plants operate on a variety of manufacturing schedules. Paper operations generally run five days per week, 24 hours per day, with Saturday scheduled as an overtime day when needed to meet customer demand. Plastic operations generally run seven days per week, 24 hours per day. Due to the seasonality of customer demand, the Company's production is generally greater during late spring and summer than during fall and winter.


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


Competition

         The Company sells its products in extremely competitive markets. Because ofthe low barriers to entry for new competitors, competition has been, and may continue to be, intense as new entrants try to gain market share. The Company's competitors include large multinational companies as well as regional manufacturers. Some of the Company's competitors have greater financial and other resources than the Company. The marketplace for the Company's products is fragmented. The Company has competitors who compete across the full line of its products, as well as those who compete against only some of the Company's products. A few of the Company's competitors also produce paper or plastic raw materials and have greater access to financial and other resources. The Company's primary competitors in the institutional and consumer foodservice markets include Dart Container Corporation, Dixie Foodservice Corp. (a division of Georgia Pacific Corp.), Solo Cup Co., International Paper Food Service Business (a division of International Paper Co.), AJM Packaging Corp., Dopaco, Inc. ("Dopaco"), Genpak LLC and Pactiv Corporation. Major competitors in the food packaging market include Landis Plastics, Inc., Interbake Foods Inc., Polytainer, Ltd. and Huhtamaki, Inc. The Company's competitors in the disposable tissue and other specialty products and party goods accessory products categories include Duni Corp., Erving Paper Products Inc. and SCA North America Tissue (a division of Svenska Celluosa Aktiebolaget).


Customers

         The Company believes that it holds leading market positions in the institutional and consumer foodservice and food packaging markets for each of the Company's major product categories. The Company has a diverse and extensive customer base of over 5,000 customers located throughout North America, in both the institutional and consumer markets. In the institutional market, the Company sells to many major foodservice distributors and chain accounts, such as Sysco Corporation, U.S. Foodservice Inc., Bunzl USA, Inc., McDonald's Corporation, Burger King Corporation, ARAMARK Corporation and Sodexho. In the consumer market the Company sells to supermarkets, mass merchants, warehouse clubs and other retail stores, such as The Kroger Co., The Stop & Shop Supermarket Co., Topco Associates Inc., The Great Atlantic & Pacific Tea Company, Inc., Publix Supermarkets Inc., Target Corporation, Wal-Mart Stores, Inc., Price-Costco, Inc. and Staples Inc. The Company has developed long-term relationships with many of the Company's customers.

         The Company markets its products primarily to customers in the United States. In Fiscal 2003, approximately 7.0% of net sales came from sales to customers in Mexico, Canada and Latin America. In Fiscal 2003, sales to the Company's five largest customers represented approximately 31.2% of net sales with no one customer accounting for more than 10% of net sales. The Company's operating results could be adversely affected if the Company were to lose one or more of its large customers. The Company believes it has strong relationships with its major accounts which have been developed over many years.


Environmental Matters

         The Company's operations are subject to comprehensive and frequently changing federal, state, foreign and local environmental and occupational health and safety laws and regulations, including laws and regulations governing emissions of air pollutants, discharges of waste and storm water and the disposal of hazardous wastes. The Company is subject to liability for the investigation and remediation of environmental contamination (including contamination caused by other parties) at properties that it owns or operates and at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. As a result, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company believes that, except as noted below, there are currently no material pending environmental investigations at the Company's plants or sites. However, there can be no assurance that the Company will not be involved in any such proceeding in the future and that any amount of future clean up costs and other environmental liabilities will not be material. The Company spent aproximately $0.8 million for environmental and occupational health and safety compliance in Fiscal 2003 and anticipates spending less than $1.0 million for environmental and occupational health and safety compliance in Fiscal 2004.

         The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at the Company's facilities. Enactment of stricter laws or regulations, or a stricter interpretation of existing laws and regulations, may require the Company to make additional expenditures, some of which could be material.

         The Clean Air Act requires the phase out of certain refrigerant compounds. Therefore, the Company must upgrade or retrofit air conditioning and chilling systems during the next few years. The Company has decided to replace units as they become inefficient or unserviceable. The Company expects to complete the replacement of all such units within the next five to ten years, at an estimated total cost of less than $1.3 million.

         Some of the Company's facilities contain asbestos. Although there is no current legal requirement to remove it, the Company monitors such asbestos on an ongoing basis and maintains and/or removes it as appropriate to prevent the release of friable asbestos. The Company believes the costs associated with such program will not be material to its business or financial condition.

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

         In Fiscal 2003, the Company continued to address cost reduction opportunities in its manufacturing operations and to leverage market demands for selective new products. These initiatives include the expansion of process capabilities for manufacturing low cost expanded polystyrene products, the introduction of a new line of rolled rimmed plastic portion containers and equipment enhancements to increase the effectiveness of both paper and plastic production systems. The consolidation of production lines into fewer manufacturing sites, which began in Fiscal 2001, was also successfully completed in Fiscal 2003.

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


Employees

         At September 28, 2003, the Company employed 7,442 persons, 6,218 of whom were hourly employees. Approximately 91.3% of the employees are located at facilities in the United States. The Company currently has collective bargaining agreements in effect at its facilities in Appleton, Wisconsin; Augusta, Georgia; Indianapolis, Indiana; Kensington, Connecticut; Oshkosh, Wisconsin; St. Albans, Vermont; Springfield, Missouri; Williamsburg, Pennsylvania; Scarborough, Ontario, Canada and Cuautitlan, Mexico. These agreements cover all production, maintenance and distribution hourly-paid employees at each facility and contain standard provisions relating to, among other things, management rights, grievance procedures, strikes and lockouts, seniority and union rights. As of September 28, 2003, approximately 31.9% of the Company's hourly employees were covered by these agreements. The current expiration dates of the Appleton; Augusta; Indianapolis; Kensington; Oshkosh; St. Albans; Springfield; Williamsburg; Ontario; and Cuautitlan agreements are March 31, 2006, October 30, 2005, December 1, 2007, September 30, 2004, May 31, 2007, January 31, 2005,
February 29, 2004, June 13, 2004, November 30, 2008 and December 31, 2003, respectively. The Company believes it has a good relationship with its employees.

         In an election held on August 21, 2003, the employees of the El Cajon, California facility voted to bargain collectively and to be represented by the United Food and Commercial Workers Union. The proposed agreement effects approximately 165 hourly employees. Based on a good relationship with its employees, the Company anticipates reaching an agreement by March 2004.


Item 2.     PROPERTIES

         The Company operates 36 manufacturing and distribution facilities located throughout North America. All of the Company's facilities are well maintained, in good operating condition and suitable for the Company's operations. The table below provides summary information regarding the properties owned or leased by the Company.

                                                                    Size
                                                   Type of      (Approximate   Owned/
                   Location                      Facility (1)   square feet)   Leased   Lease Expiration
                   --------                      ------------   ------------   ------   -----------------
Appleton, Wisconsin (2 facilities)............       M/W           271,000       O
                                                     W             118,000       L      May 30, 2004

Augusta, Georgia (2 facilities)...............       M/W           369,000       O
                                                     M/W            75,000       O

Chicago, Illinois (2 facilities)..............       M/W           824,000       O
                                                     W             908,000       L      May 14, 2023

Conyers, Georgia (2 facilities)...............       M/W           350,000       O
                                                     W             555,000       O

Cuautitlan, Mexico (3 facilities).............       M              24,000       L      September 3, 2009
                                                     W              26,000       L      September 3, 2009
                                                     W              29,000       L      April 1, 2010

Dallas, Texas ................................       M/W         1,304,000       O

El Cajon, California (2 facilities)...........       M/W           101,000       L      June 30, 2011
                                                     W              82,000       L      July 31, 2010

Glens Falls, New York.........................       M/W            59,000       O

Goshen, Indiana...............................       M/W            63,000       O

Hampstead, Maryland...........................       W           1,035,000       L      May 30, 2020

Indianapolis, Indiana.........................       W             735,000       L      June 30, 2007

Kensington, Connecticut (4 facilities)........       M/W            96,000       L(2)   May 15, 2010
                                                     M/W           112,000       L(2)   May 15, 2010
                                                     W              30,000       L(2)   May 15, 2010
                                                     W              34,000       L      May 31, 2004

Lakeland, Florida.............................       M/W            45,000       L      January 31, 2004

North Andover, Massachusetts..................       M/W           249,000       L      October 31, 2020

North Las Vegas, Nevada (2 facilities)........       M/W            99,000       L      August 31, 2010
                                                     W              96,000       L      August 31, 2010

Ontario, California...........................       W             396,000       L      May 1, 2014

Oshkosh, Wisconsin............................       M/W           486,000       O

Owings Mills, Maryland (2 facilities).........       M/W         1,495,000       O
                                                     M/W           258,000       O

St. Albans, Vermont (2 facilities)............       M             115,000       O
                                                     W             186,000       L(3)   March 31, 2007

Scarborough, Ontario, Canada (2 facilities)...       M/W           400,000       O
                                                     W             262,000       L      March 1, 2008

Somerville, Massachusetts.....................       M/W           194,000       O(4)

Springfield, Missouri.........................       M/W           942,000       O

Williamsburg, Pennsylvania....................       M/W           146,000       L(5)   June 26, 2005

(1) M-Manufacturing; W-Warehouse; M/W-Manufacturing and Warehouse in same facility. (2) Subject to a purchase option which expires May 15, 2005. (3) Subject to a purchase option which expires March 31, 2007.
(4) Operations at this facility have ceased and the Company is in the process of selling this facility. The Company has reclassified this facility to assets held for sale.
(5) Subject to capital lease.( See Note 18 of the Notes to Consolidated Financial Statements)

         The Company leases a warehouse in Augusta, Georgia which was closed in 1997. The Company is currently subleasing this property to a third party and plans to sublet this property through the lease termination date of March 31, 2008. The Company also leases a manufacturing facility from its Chairman and Chief Executive Officer in Jacksonville, Florida which was closed in 1998. The Company is currently subleasing such property to a third party and plans to sublet the property through the lease termination date of December 31, 2014. See "--Certain Relationships and Related Transactions".

         The Company also occupies a retail facility located in Indianapolis, Indiana in connection with the Company's party goods consumer business. This facility is comprised of an outlet store maintained for marketing purposes.


Item 3.     LEGAL PROCEEDINGS

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On   July   7,  2003,  the  shareholders  of  Sweetheart  Holdings  and
Sweetheart Cup voted on the election of directors.


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

         As of December 11, 2003, there was one holder of Sweetheart Holdings' Class A Common Stock and Sweetheart Holdings' Class B Common Stock.


Item 6.     SELECTED FINANCIAL DATA

         Set forth below are selected historical consolidated financial data of the Company at the dates and for the fiscal years shown. The selected historical consolidated financial data at September 28, 2003 and September 29, 2002 and for Fiscal 2003, Fiscal 2002 and Fiscal 2001 are derived from historical consolidated financial statements of the

Company for such years that have been audited by Deloitte & Touche LLP, independent auditors, and are included elsewhere herein. The selected historical consolidated financial data at September 30, 2001, September 24, 2000 and September 26, 1999 and for Fiscal 2000 and Fiscal 1999 are derived from the audited historical consolidated financial statements of the Company for such years which are not included herein.

                                                                                  Fiscal(1)
                                                     --------------------------------------------------------------------
                                                         2003          2002          2001          2000          1999
                                                     ------------  ------------  ------------  ------------  ------------
                                                                                (In thousands)
Statement of Operations Data (2):
Net sales                                            $ 1,307,921   $ 1,283,547   $ 1,316,672   $ 1,276,617   $ 1,182,004
Cost of sales                                          1,141,738     1,130,264     1,143,806     1,090,286     1,022,800
                                                     ------------  ------------  ------------  ------------  ------------
  Gross profit                                           166,183       153,283       172,866       186,331       159,204
Selling, general and administrative expenses (3)         108,240       114,823       113,231       112,559       118,479
Restructuring charge (credit) (4)                            486         1,893           504         1,153          (512)
Asset impairment expense(5)                                  721           593         2,244             -             -
Other (income) expense, net(6)                            (8,323)        2,102        (9,836)       (4,943)       (1,563)
                                                     ------------  ------------  ------------  ------------  ------------
  Operating income                                        65,059        33,872        66,723        77,562        42,800
Interest expense, net                                     39,297        37,079        38,919        52,608        58,413
Loss on debt extinguishment                                  475         1,798             -           522             -
                                                     ------------  ------------  ------------  ------------  ------------
Income (loss) before tax and minority
  interest                                                25,287        (5,005)       27,804        24,432       (15,613)
Income tax expense (benefit)                              10,115        (2,002)       11,220         9,887        (5,527)
Minority interest in subsidiary                              127           145            68             -             -
                                                     ------------  ------------  ------------  ------------  ------------
  Net income (loss)                                  $    15,045   $    (3,148)  $    16,516   $    14,545   $   (10,086)
                                                     ============  ============  ============  ============  ============

Balance Sheet Data (at end of year):
  Cash and cash equivalents                          $    10,447   $     8,035   $    11,616   $     4,828   $     3,589
  Working capital (deficiency)                           117,881       126,804       249,450       173,299       (96,045)
  Property, plant and equipment, net                     240,975       252,491       260,666       254,844       374,666
  Total assets                                           808,246       820,843       855,173       805,273       842,975
  Total debt                                             403,879       437,301       440,820       387,988       527,335
  Shareholder's equity                                    54,372        47,237        56,130        45,074        29,946

(1) On March 25, 2002, Sweetheart Cup merged with Fonda in a transaction that was accounted for in a manner similar to a pooling-of-interests.
(2) The selected historical consolidated financial and operating data include the operations of the Company and each of its acquisitions since the respective dates of such acquisitions.
(3) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective September 30, 2002. SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives not be amortized, but subject to an impairment test on an annual basis or when facts and circumstances suggest that it may be impaired. As a result, the Company ceased amortization of goodwill as of that date. Goodwill amortization was $2.0 million in Fiscal 2002, $1.9 million in Fiscal 2001, $1.2 million in Fiscal 2000, and $1.2 million in Fiscal 1999.
(4) In Fiscal 2003, the Company established a restructuring reserve of $0.6 million resulting from the elimination of 18 salaried positions. In Fiscal 2002, the Company established a restructuring reserve of $0.3 million in conjunction with the planned closure of its Lafayette, Georgia facility, from which 101 primarily manufacturing positions were eliminated, and a restructuring reserve of $1.6 million in conjunction with planned consolidation initiatives from which 475 primarily manufacturing positions were eliminated. In Fiscal 2001, the Company recorded a restructuring reserve in conjunction with the consolidation of the administrative offices of Creative Expressions Group, Inc. ("CEG"), a former affiliate of the Company, with its Oshkosh administrative offices. In Fiscal 2000, the Company established a restructuring reserve for severance and related costs for the elimination of its centralized machine shop and for the closure of its Maspeth, New York facility. In Fiscal 1998, the Company established a restructuring reserve for severance and related costs for a workforce reduction, which was adjusted in Fiscal 1999, and for the closure of its Jacksonville, Florida and Indianapolis, Indiana facilities and the St. Albans, Vermont administrative offices.
(5) In Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company recorded an asset impairment expense as a result of a review of the carrying value of certain of its long-lived assets.
(6) Other (income) expense, net in Fiscal 2003, Fiscal 2002, Fiscal 2001 and Fiscal 2000 includes $10.1 million, $10.2 million, $10.3 million and $2.8 million, respectively, of amortization of the deferred gain in connection with the sale-leaseback transaction. In the Fiscal 2003, Other (income) expense also includes: (i) $1.2 million of foreign currency transactions gains, (ii) $0.2 million gain from the sale of its 25% interest in Fibre Marketing Group, LLC ("Fibre Marketing"), the successor of Fibre Marketing Group, Inc., a waste recovery business, (iii) $0.8 million of costs  associated  with the opening of a mid-west  distribution  center,
     (iv) $0.7 million of costs associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities,
     (v) $0.8 million of costs associated with the maintenance of non-operational facilities and (vi) $0.9 million of costs associated with the establishment of new information systems.


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


General

         The Company believes that it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products at all major price points under both branded and private labels to institutional foodservice, consumer and food packaging customers. The Company markets its products under its Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM), Go Cup(R), Silent Service(R), Centerpiece(TM), Basix(R), Guildware(R), Simple Elegance(R), Sensations(R), Hoffmaster(R), Paper Art(R), and Touch of Color(R) brands.

         The Company's product offerings cover a broad range within the industry, including (i) paper, plastic and foam foodservice products, primarily cups, lids, plates, bowls, plastic cutlery, food trays and food containers; (ii) tissue and specialty foodservice products, primarily napkins, table covers, placemats and lunch bags; and (iii) food packaging products, primarily containers for the dairy and food processing industries. To enhance product sales, the Company designs, manufactures and leases container filling and lidding equipment to dairies and other food processors to package food items in the Company's containers at customers' plants. Types of products packaged in the Company's machines include: ice cream, factory-filled jacketed ice cream cones, cottage cheese, yogurt, sour cream and squeeze-up desserts. The Company also sells paper converting equipment used primarily in the manufacture of paper cups and food containers.

         The Company sells its products to institutional foodservice and consumer customers, including large national accounts, located throughout the United States, Canada and Mexico. The Company has developed and maintained long-term relationships with many of its customers. The Company's institutional foodservice customers include (i) major foodservice distributors, (ii) national accounts, including quick service restaurant chains and catering companies, and
(iii) schools, hospitals and (iv) other major institutions. The Company's consumer customers include (i) supermarkets, (ii) mass merchandisers, (iii) warehouse clubs, (iv) party good stores and (v) other retailers. The Company's food packaging customers include (i) national and regional dairy and (ii) food companies.

         The Company's business is seasonal with a majority of its net cash flows from operations realized during the last six months of the fiscal year. Sales for such periods reflect the high seasonal demands of the summer months when outdoor and away-from-home consumption increases. In the event that the Company's cash flows from operations is insufficient to provide working capital necessary to fund its requirements, the Company will need to borrow under its credit facility or seek other sources of capital. The Company believes that funds available under such credit facility, together with cash generated from operations, will be adequate to provide for cash requirements for the next twelve months.

         On March 25, 2002, pursuant to an Agreement and Plan of Merger, Fonda was merged with and into Sweetheart Cup, with Sweetheart Cup as the surviving entity. In connection with the merger, all of the assets and operations of Fonda were assigned to, and all liabilities of Fonda were assumed by, Sweetheart Cup by operation of law and all of the outstanding shares of Fonda were cancelled. Sweetheart Cup is a wholly owned subsidiary of Sweetheart Holdings which is a wholly owned subsidiary of SF Holdings. Sweetheart Holdings and Fonda are under common control, and therefore, the transaction was accounted for in a manner similar to a pooling-of-interests.


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

         Revenue recognition / receivable reserves - Revenue is recognized upon shipment of product and when collectability is reasonably assured. Also, the Company rents filling equipment to certain of its customers and recognizes this income over the life of the lease. The Company's sales are evidenced and the sales price fixed based upon either a purchase order, contract or buying agreement with the customer. The Company's freight terms are either FOB shipping point or freight prepaid by the customer. The customer may also be eligible for promotional incentives or rebates. The Company at the time of sale records reserves for promotional allowances, rebates and other discounts based on historical experience, which are charged to net sales.

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

         Inventory reserves - The Company establishes reserves for its inventory to reflect those conditions when the cost of the inventory is not expected to be recovered. The Company reviews such circumstances when products are not expected to be saleable based on standards established by the Company's quality assurance standards. The reserve for these products is equal to all or a portion of the cost of the inventory based on the specific facts and circumstances. The Company monitors inventory levels on a regular basis and record changes in inventory reserves as part of costs of goods sold.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and was being amortized on a straight-line basis over twenty years. The carrying value of goodwill is subject to an impairment test on an annual basis or when facts and circumstances suggest that it may be impaired. See "Impact of Recently Issued Accounting Standards, SFAS No. 142".

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

         Contingencies - The Company is subject to litigation in the ordinary course of business and also to certain other contingencies (See Note 26 to the Notes to Consolidated Financial Statements). The Company records legal fees and other expenses related to litigation and contingencies as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record a liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

         Selling, general and administrative expenses - Selling, general and administrative expenses consist primarily of salaries, benefits, promotional and advertising costs, rent, depreciation of equipment and broker fees.


Recent Developments

         The Company has entered into an agreement for the sale of its Somerville, Massachusetts facility for a purchase price of approximately $10.1 million. According to the agreement, the closing of this sale is to occur on or before January 16, 2004. However, there can be no assurances that this sale will be consummated.

         Pursuant to a preliminary offering circular, dated December 2, 2003, the Company is proposing to sell $100.0 million of senior secured notes in a private placement. In addition, the Company is selling $20.0 million of junior subordinated notes in a separate private placement. The proceeds of both offerings would be used to repay a portion of its Senior Credit Facility and to redeem all of its outstanding 12% Senior Notes due 2004. The senior secured notes would bear interest at a fixed rate that has not yet been determined and would mature in 2007. The junior subordinated notes, which would be purchased by International Paper Company, one of the Company's raw materials suppliers, would bear interest at the rate of 9-1/2% and would mature in 2008. The senior secured notes and the junior subordinated notes are being offered in private placements and will not be registered under the Securities Act of 1933. The Company intends to complete the private placements and debt repayments by December 31, 2003.


Fiscal 2003 Compared to Fiscal 2002

         Net sales increased $24.4 million, or 1.9%, to $1,307.9 million in Fiscal 2003 compared to $1,283.5 million in Fiscal 2002 reflecting a 0.6% decrease in sales volume and a 2.5% increase in average realized sales price. Sales volume decreased primarily as a result of lower demand from consumer customers, which was partially offset by increased demand from institutional customers. Average realized sales prices increased as a result of pricing increases associated with higher raw material costs and a change in product mix.

         Gross profit increased $12.9 million, or 8.4%, to $166.2 million in Fiscal 2003 compared to $153.3 million in Fiscal 2002. As a percentage of net sales, gross profit increased to 12.7% in Fiscal 2003 from 11.9% in Fiscal 2002. The increase in gross profit is primarily due to improved manufacturing efficiencies and labor utilization resulting from the Company's rationalization, consolidation and improvement of its manufacturing facilities. The benefits from improved manufacturing efficiencies were partially offset by average selling prices increasing at a slower rate than increasing raw material costs.

         Selling, general and administrative expenses decreased $6.6 million, or 5.7%, to $108.2 million in Fiscal 2003 compared to $114.8 million in Fiscal 2002. This decrease was primarily due to (i) $2.1 million decrease in salaries and related fringe benefits due to a workforce reduction program initiated in Fiscal 2002, (ii) $2.6 million decrease in depreciation expense resulting from the full depreciation of certain computer equipment, (iii) $2.0 million decrease in goodwill amortization due to the adoption of SFAS No. 142 and (iv) $1.1 million decrease in expenses due to fewer customer bankruptcy filings in Fiscal 2003. These favorable changes were partially offset by a $2.2 million increase in promotional and advertising expenses.

         Restructuring charge decreased $1.4 million, or 73.7%, to $0.5 million in Fiscal 2003 compared to $1.9 million in Fiscal 2002. In Fiscal 2003, the Company established a restructuring reserve of $0.6 million resulting from the elimination of 18 salaried positions. The plan was approved by management on July 7, 2003 and announced to employees on July 11, 2003. In the fourth quarter of Fiscal 2003, the Company paid $0.3 million in severance payments. The remaining $0.3 million of severance payments will be paid in the first three quarters of Fiscal 2004. In Fiscal 2002, the Company established a restructuring reserve of $0.3 million in conjunction with the planned closure of the Company's Lafayette, Georgia facility from which 101 primarily manufacturing positions were eliminated. The plan was approved by management on September 24, 2002 and announced to employees on September 29, 2002. In

Fiscal 2003, the Company paid severance payments of $0.1 million and vacated rent expense of $0.2 million. Also, in Fiscal 2002, the Company established a restructuring reserve of $1.6 million in conjunction with planned consolidation initiatives from which 475 primarily manufacturing positions were eliminated. The plan was approved by management on June 19, 2002 and announced to employees on June 28, 2002. A portion of the severance payments of $1.6 million was paid in the fourth quarter of Fiscal 2002 with the remaining payments paid in the first three quarters of Fiscal 2003.

         Asset impairment expense increased $0.1 million, or 16.7%, to $0.7 million in Fiscal 2003 compared to $0.6 million in Fiscal 2002 as a result of the Company's evaluation of the usefulness of certain equipment no longer in use in by the Company.

         Other (income) expense, net changed $10.4 million, or 495.2%, to $8.3 million of income in Fiscal 2003 compared to $2.1 million of expense in Fiscal 2002. In Fiscal 2003, the Company realized $10.1 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. In addition, the Company realized $1.2 million from foreign currency transactions gains and $0.2 million from the sale of its 25% interest in Fibre Marketing. These gains were partially offset by (i) $0.8 million of costs associated with the opening of a mid-west distribution center, (ii) $0.7 million of costs associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities, (iii) $0.8 million of costs associated with the maintenance of non-operational facilities and (iv) $0.9 million of costs associated with the establishment of new information systems. In Fiscal 2002, the Company realized $10.2 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, in Fiscal 2002, the Company recognized a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. These gains were offset by (i) a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998, (ii) a $2.6 million write-off of assets related to business initiatives which were abandoned subsequent to the Merger, (iii) $6.9 million of costs in connection with the rationalization, consolidation and process improvement of the Company's manufacturing facilities and (iv) $0.5 million of additional costs of associated with the termination of the Lily-Tulip, Inc. Salary Retirement Plan.

         Operating income increased $31.2 million, or 92.0% to $65.1 million in Fiscal 2003 compared to $33.9 million in Fiscal 2002 due to the reasons described above.

         Interest expense, net increased $2.2 million, or 5.9%, to $39.3 million in Fiscal 2003 compared to $37.1 million in Fiscal 2002. This increase is primarily due to the amortization of fees associated with the Company's Exchange Offer and increase in coupon interest effective March 1, 2002 for the 12.0% Senior Notes due September 2004. These increases were partially offset by lower interest rates under the Senior Credit Facility.

         Loss on debt extinguishment decreased $1.3 million, or 72.2%, to $0.5 million in Fiscal 2003 compared to $1.8 million in Fiscal 2002. In Fiscal 2003, in connection with the Exchange Offer, the Company charged $0.5 million to operations which amount represents the write-off of unamortized deferred financing fees associated with the Company's 12.0% Senior Subordinated Notes. In Fiscal 2002, in conjunction with the refinancing of the Company's Senior Credit Facility, the Company charged $1.8 million to operations which amount represents the write-off of unamortized deferred financing fees and redemption fees pertaining to such debt to results of operations.

         Income tax expense (benefit) changed $12.1 million, or 605.0% to an expense of $10.1 million in Fiscal 2003 compared to a benefit of $2.0 million in Fiscal 2002 as a result of pre-tax income. The effective rate for Fiscal 2003 and 2002 was 40%.

         Minority interest in subsidiary was $0.1 million in Fiscal 2003 and in Fiscal 2002. This amount represents the 20% ownership of Global Cup, S.A. De C.V.'s ("Global Cup") income.

         Net income (loss) increased $18.1 million, or 583.9%, to $15.0 million of income in Fiscal 2003 compared to $3.1 million of loss in Fiscal 2002 due to the reasons described above.


Fiscal 2002 Compared to Fiscal 2001

         Net sales decreased $33.2 million, or 2.5%, to $1,283.5 million in Fiscal 2002 compared to $1,316.7 million in Fiscal 2001 reflecting a 2.5% decrease in average realized selling prices resulting from lower raw material costs and competitive pressures while sales volumes remained constant. Sales volumes declined domestically due to a reduction in the business and leisure travel industries and a reduction in foodservice and away-from-home dining which resulted from the events of September 11, 2001 and the fact that Fiscal 2002 consisted of 52 weeks as compared with 53 weeks for Fiscal 2001. This decrease was offset by increased sales volume due to the incremental sales obtained from the acquisitions of Global Cup in April 2001 and the consumer division of Dopaco in August 2001. Net sales excluding Global Cup and the consumer division of Dopaco decreased $72.2 million, or 5.5%, to $1,235.4 million in Fiscal 2002 compared to $1,307.6 million in Fiscal 2001 reflecting a 2.5% decrease in average realized sales price and a 3.2% decrease in sales volume.

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

         Restructuring charge increased $1.4 million, or 280.0%, to $1.9 million in Fiscal 2002 compared to $0.5 million in Fiscal 2001. In Fiscal 2002, the Company established a restructuring reserve of $0.3 million in conjunction with the planned closure of the Company's Lafayette, Georgia facility from which 101 primarily manufacturing positions were eliminated. The plan was approved by management on September 24, 2002 and announced to employees on September 29, 2002. Severance payments of $0.1 million and $0.2 million of vacated rent expense was paid in Fiscal 2003. Also, in Fiscal 2002, the Company established a restructuring reserve of $1.6 million in conjunction with planned consolidation initiatives from which 475 primarily manufacturing positions were eliminated. The plan was approved by management on June 19, 2002 and announced to employees on June 28, 2002. A portion of the severance payments of $1.6 million were paid in the fourth quarter of Fiscal 2002 with the remaining payments to be paid in the first three quarters of Fiscal 2003. In Fiscal 2001, the Company established a restructuring reserve of $0.5 million in conjunction with the consolidation of the former administrative offices of CEG in Indianapolis, Indiana into the Company's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of approximately 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid in the fourth quarter of Fiscal 2001.

         Asset impairment expense was $0.6 million in Fiscal 2002 as a result of the Company's evaluation of the usefulness of certain equipment no longer in use in connection with the closure of its Lafayette, Georgia facility.

         Other (income) expense, net changed $11.9 million, or 121.4%, to $2.1 million of expense in Fiscal 2002 compared to $9.8 million of income in Fiscal 2001. In Fiscal 2002, the Company realized $10.2 million due to the amortization of the deferred gain in conjunction with the Fiscal 2000 sale-leaseback transaction. Also, in Fiscal 2002, the Company recognized a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. These gains were offset by (i) a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998, (ii) a $2.6 million write-off of assets related to business initiatives which were abandoned subsequent to the Merger, (iii) $6.9 million of costs in connection with the rationalization, consolidation and process improvement of the Company's manufacturing facilities and (iv) $0.5 million of additional costs associated with the termination of the Lily-Tulip, Inc. Salary Retirement Plan. In Fiscal 2001, the Company realized $10.3 million due to the amortization of the deferred gain in conjunction with the sale-leaseback transaction. This amortization of the deferred gain was partially offset by $1.6 million in expenses associated with the relocation of the Company's Somerville,

Massachusetts, manufacturing facility to North Andover, Massachusetts.

         Operating income decreased $32.8 million, or 49.2% to $33.9 million in Fiscal 2002 compared to $66.7 million in Fiscal 2001 due to the reasons described above.

         Interest expense, net decreased $1.8 million, or 4.6%, to $37.1 million in Fiscal 2002 compared to $38.9 million in Fiscal 2001. This decrease is attributable to lower interest rates on higher average balances under the Company's Senior Credit Facility which was partially offset by the increased interest rate on $110 million of Senior Subordinated Notes from 10.5% to 12.0% which was effective March 1, 2002.

         Loss on debt extinguishment was $1.8 million in Fiscal 2002 resulting from the write-off of unamortized deferred financing costs and redemption fees in connection with the refinancing of the Company's Senior Credit Facility.

         Income tax expense (benefit) changed $13.2 million, or 117.9% to a benefit of $2.0 million in Fiscal 2002 compared to an expense of $11.2 million in Fiscal 2001 as a result of a pre-tax loss. The effective rate for Fiscal 2002 and 2001 was 40%.

         Minority interest in subsidiary was $0.1 million in Fiscal 2002 and in Fiscal 2001. This amount represents the 20% ownership of Global Cup's income.

         Net income (loss) decreased $19.6 million, or 118.8%, to a $3.1 million loss in Fiscal 2002 compared to $16.5 million of income in Fiscal 2001 due to the reasons described above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. In Fiscal 2003, the Company funded its capital expenditures from a combination of cash generated from operations, funds generated from asset sales and revolving credit borrowings. The Company expects to continue this method of funding for its Fiscal 2004 capital expenditures.

         Net cash provided by operating activities in Fiscal 2003 was $57.9 million compared to $28.5 million in Fiscal 2002. This increase is primarily due to improved earnings and an increase in accounts payable due to more favorable trade terms. This increase was partially offset by increases in receivables and inventories.

         Net cash used in investing activities in Fiscal 2003 was $13.4 million compared to $16.0 million in Fiscal 2002. This decrease is primarily due to lower capital spending which is offset, in part, by the receipt of net proceeds from the sale of the Manchester, New Hampshire facility in Fiscal 2002.

         Net cash used in financing activities in Fiscal 2003 was $42.1 million compared to net cash used in financing activities of $16.1 million in Fiscal 2002. This increase is primarily due to increased repayments under the Senior Credit Facility and the repayment of $16.2 million of 12.0% Senior Subordinated Notes.

         Working capital decreased $8.9 million to $117.9 million at September 28, 2003 from $126.8 million at September 29, 2002. This decrease resulted from current liabilities increasing $17.6 million which was offset by current assets increasing $8.7 million. The increase in current liabilities resulted primarily from increased accounts payable. The increase in current assets resulted primarily from increased receivables.

         Capital expenditures for Fiscal 2003 were $13.8 million compared to $21.2 million in Fiscal 2002. Capital expenditures for Fiscal 2003 included $9.4 million for new production equipment; $0.9 million associated with the implementation of the Company's consolidation program; and $3.5 million primarily for routine capital improvements. Funding for the Fiscal 2003 capital expenditures was primarily provided by cash generated from operations and revolving credit borrowings. In Fiscal 2004, the Company intends to continue to rely on this combination of funding and the sale of assets for its capital expenditures.

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

         On March 25, 2002, the Company refinanced its existing Senior Credit Facility. The Senior Credit Facility has a maturity date of March 25, 2007. The Senior Credit Facility was amended on February 28, 2003 to require, among other things, the date by which the refinancing, repayment or extension of the Company's newly issued 12.0% Senior Notes shall be December 31, 2003. If the Company is unable to refinance, repay or extend the 12.0% Senior Notes prior to December 31, 2003, the Senior Credit Facility, unless otherwise amended, will become due and payable. The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For Fiscal 2003, the weighted average annual interest rate for the Senior Credit Facility was 3.97%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 28, 2003, $49.1 million was available under the Senior Credit Facility. As of September 28, 2003, LIBOR was 1.12% and the bank's base rate was 4.50%.

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

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $22.1 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For Fiscal 2003, the weighted average annual interest rate for the Canadian Credit Facility was 4.86%. As of September 28, 2003, Cdn $2.1 million (approximately US $1.6 million) was available under the revolving facility and the term loan balance was Cdn $10.2 million (approximately US $7.5 million) under the Canadian Credit Facility.

         On April 8, 2003, the Company consummated its offer to exchange its newly issued 12.0% Senior Notes due July 15, 2004, for all of its outstanding 12.0% Senior Subordinated Notes and solicitation of consents of holders of the 12.0% Senior Subordinated Notes to the proposed amendments to the indenture governing the 12.0% Senior Subordinated Notes. Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the 12.0% Senior Notes and $93.8 million in aggregate principal amount of the 12.0% Senior Notes were issued under the indenture in exchange for a like amount of the 12.0% Senior Subordinated Notes. Payment of the consent payments to all holders of the 12.0% Senior Subordinated Notes who timely tendered was made in April 2003 to the trustee. In Fiscal 2003, the Company recorded a $0.5 million loss on debt extinguishment in connection with the Exchange Offer which consisted of the write-off of deferred financing costs.

         In September 2003, $16.2 million in aggregate principal amount of the 12.0% Senior Subordinated Notes that remained outstanding following the Exchange Offer, including accrued interest thereon, was paid in full using funds borrowed under the Senior Credit Facility and the indenture governing the 12.0% Senior Subordinated Notes has been satisfied and discharged.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the 12.0% Senior Notes. Interest on the 12.0% Senior Notes is payable quarterly on January 15, April 15, July 15 and October 15. The Company may redeem, at any time, all or a part of the 12.0% Senior Notes upon notice not less than 30 nor more than 60 days prior to the redemption date, at a redemption price of 100% of principal amount plus accrued and unpaid interest on the 12.0% Senior Notes redeemed to the applicable redemption date. The 12.0% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness including the 9 1/2% Senior Subordinated Notes due 2007; are pari passu in right of payment with all existing and future senior indebtedness of the Company; and are unconditionally guaranteed by Sweetheart Holdings . In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street Bank and Trust Company of Connecticut, National Association ("State Street") are secured by a significant portion of the Company's existing property, plant and equipment. The 12.0% Senior Notes contain various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

         In Fiscal 1997, the Company issued $120.0 million 9 1/2% Senior Subordinated Notes due March 1, 2007 with interest payable semi-annually (the "9 1/2% Senior Subordinated Notes"). Payment of the principal and interest is subordinate in right to payment of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The Company may, at its election, redeem the 9 1/2% Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The 9 1/2 % Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest. The 9 1/2% Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street are secured by a significant portion of the Company's existing property, plant and equipment. The 9 1/2% Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transaction with affiliates, the creation of additional liens and certain other business activities.

         In connection with a sale-leaseback transaction, on June 15, 2000, the Company sold certain production equipment located in Owings Mills, Maryland, Chicago, Illinois and Dallas, Texas to several owner participants for a fair market value of $212.3 million. Pursuant to a lease dated as of June 1, 2000 (the "Lease") between Sweetheart Cup and State Street, as trustee, Sweetheart Cup leases the production equipment sold in connection with the sales lease-back transaction from State Street as owner trustee for several owner participants, through November 9, 2010. Sweetheart Cup has the option to renew the Lease for up to four consecutive renewal terms of two years each. Sweetheart Cup also has the option to purchase such equipment for fair market value either at the conclusion of the Lease term or November 21, 2006. The Company's obligations under the Lease are collateralized by substantially all of the property, plant and equipment owned by the Company as of June 15, 2000. The Lease contains various covenants, which prohibit, or limit, among other things, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness and certain other business activities. The Company is accounting for the sale-leaseback transaction as an operating lease, expensing $31.5 million annual rental payments and removing the property, plant and equipment sold from its balance sheet. A deferred gain of $107.0 million was realized from this sale and will be amortized over 125 months, which is the term of the Lease.

         The following summarizes the Company's contractual obligations at September 28, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                                            Payments Due In Fiscal
                      ------------------------------------------------------------------------
                         2004         2005        2006        2007         2008     Thereafter
                      ----------   ---------   ---------   ----------   ---------   ----------
Long-term debt        $  116,824   $   4,503   $     612   $  280,519   $     200   $    1,000
Non-cancelable
  operating leases        54,223      52,377      49,366       47,278      53,512      189,969
Capital leases               124          97           -            -           -            -
                      ----------   ---------   ---------   ----------   ---------   ----------
Total obligations     $  171,171   $  56,977   $  49,978   $  327,797   $  53,712   $  190,969
                      ==========   =========   =========   ==========   =========   ==========

         In Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. From January 2001 through September 29, 2002, the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales in the fourth quarter of Fiscal 2002. In October 2002, the Company and its insurance provider agreed to a final settlement of this claim whereby the Company would receive an additional $3.8 million of business interruption proceeds. This amount was received and recorded as a reduction of cost of sales, net of $0.2 million of expenses, in Fiscal 2003.

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

         The Company's Senior Credit Facility requires it to refinance, repay or extend the maturity of its 12.0% Senior Notes due 2004 by December 31, 2003. If the Company is unable to refinance, repay or extend the maturity of the 12.0% Senior Notes prior to December 31, 2003, its Senior Credit Facility, unless otherwise amended will become due and payable. See "--Recent Developments".

         Except as stated above, management believes that cash generated by operations and amounts available under the Company's credit facilities and funds generated from asset sales should be sufficient to meet the Company's expected operating needs, planned capital expenditures, payments in conjunction with the Company's lease commitments and debt service requirements (other than the payment of principal under the 12.0% Senior Notes) in the next twelve months.

         The Company is evaluating various strategic options which may include a restructuring of its debt and capital structure, including, among other things, the public sale or private placement of debt or equity securities, joint venture transactions, sales of assets or the business, new borrowings, the refinancing of the Company's existing debt agreements, open market purchases, tender offers or exchange offer and consent solicitations of the Company's outstanding securities. There can be no assurances that any of these strategic options will be consummated.


Net Operating Loss Carryforwards

         As of September 28, 2003, the Company had approximately $43 million of net operating loss carryforwards for federal income tax purposes of which $20 million will expire in 2018 and the remaining $23 million will expire in 2022. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.


Impact of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but be subject to an impairment test on an annual basis or when facts and circumstances suggest such assets may be impaired. The Company has adopted SFAS No. 142 effective September 30, 2002 and has ceased amortization of goodwill as of that date. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test no later than March 30, 2003. The transitional goodwill impairment test was completed, as required, by March 30, 2003. The carrying value of goodwill did not exceed its fair value and, as a result, no transitional impairment loss was required.

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. The Company adopted SFAS No. 143 effective September 30, 2002. The adoption of SFAS No. 143 did not have an impact on the consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has adopted SFAS No. 144 effective September 30, 2002. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses, among other items, the classification of gains and losses from extinguishment of debt. In accordance with the statement, any gain or loss on extinguishment of debt that does not meet the criteria in APB No. 30 will no longer be classified as an extraordinary item. The Company has adopted SFAS No. 145 effective September 30, 2002.

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

         In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional disclosure relating to guarantees and in some cases requires the recognition of a liability for the fair value of certain guarantees. FIN 45 is applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no effect on the Company, as it does not guarantee the liabilities of others.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure provisions of SFAS No. 148.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the consolidated financial statements.

         In March 2003, the Emerging Issues Task Force issued EITF 02-16 Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"). Under EITF 02-16 rebates or refunds of a specified amount of cash consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for as specified time period are recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the Company toward earning the rebate or refund provided the amounts are probable and reasonably estimable. The Company has adopted EITF 02-16. The adoption of EITF 02-16 did not have an impact on the consolidated financial statements.


Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowings under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of September 28 2003, the outstanding indebtedness under the Senior Credit Facility was $167.7 million and the Canadian Credit Facility was $14.7 million in U.S. dollars. As of September 28, 2003, $49.1 million was available under the Senior Credit Facility and Cdn $2.1 million (approximately US $1.6 million) was available under Canadian Credit Facility. Based upon amounts outstanding, the annual net income would change by approximately $1.1 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Financial Statement Schedule attached hereto and listed in Item 15 (a)(1) and (a)(2) hereof.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               NONE


Item 9A.    CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. It should be noted that design of any system controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goal.

         There was no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the Company's directors, executive officers and key employees. All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

           Name                Age                             Position
-------------------------     ----    ---------------------------------
Dennis Mehiel............      61     Chairman and Chief Executive Officer
Thomas Uleau.............      59     Chief Operating Officer and Vice Chairman
Hans H. Heinsen..........      50     Senior  Vice  President-Finance and  Chief
                                      Financial Officer
Michael T. Hastings......      56     President-Sweetheart Brand
Robert M. Korzenski......      49     President-Hoffmaster Brand
Dennis Dorian Mehiel.....      35     President-Fonda Brand
Harvey L. Friedman.......      61     Senior Vice President, General Counsel and
                                      Secretary
Ingrid Santiago..........      51     Senior Vice President-- Materials
                                      Management
Thomas Pasqualini........      46     Senior Vice President-- Manufacturing  and
                                      Logistics
John A. Catsimatidis.....      54     Director
Dennis Pilotti...........      51     Director
G. William Seawright.....      62     Director

         Dennis Mehiel has been Chairman and Chief Executive Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Mehiel has been Chairman and Chief Executive Officer of SF Holdings since February 1998 and has been Chairman and Chief Executive Officer of Fonda since 1988. Since July 2000, he has been a director of Box USA Holdings, Inc. ("Box USA") (formerly Four M Corporation, a converter and seller of interior packaging, corrugated sheets and corrugated containers which Mr. Mehiel cofounded ("Four M")). From 1966 until July 2000, he was Chairman of Four M. From 1977 until July 2000 (except during a leave of absence from April 1994 through July 1995) he served as the Chief Executive Officer of Four M. Mr. Mehiel is also Chief Executive Officer and a director of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.) a manufacturer of corrugated containers. He was also Chairman and Chief Executive Officer of CEG (predecessor by merger to SF Holdings) until June 2003.

         Thomas Uleau has been Chief Operating Officer and Vice Chairman of Sweetheart Holdings and Sweetheart Cup since May 2002. Prior thereto, Mr. Uleau was Executive Vice President and a director of Sweetheart Holdings and Sweetheart Cup since March 1, 2001 and prior thereto was President, Chief Operating Officer and a director since March 1998. Mr. Uleau also has been Vice Chairman and Senior Vice President of SF Holdings since March 1, 2001 and prior thereto was also President, Chief Operating Officer and a director of SF Holdings. He has been Executive Vice President of Fonda since March 1998 and has been a director of Fonda since 1988. He has also served in a variety of executive officer positions at Fonda since 1989. He was a Executive Vice President of CEG from 1996 until June 2003 and was a director of CEG until June 2003. Prior to July 2000 he was a director of Box USA (formerly Four M). He served as Executive Vice President and Chief Financial Officer of Four M from 1989 through 1993 and as its Chief Operating Officer in 1994.

         Hans H. Heinsen has been Senior Vice President -- Finance and Chief Financial Officer of Sweetheart Holdings and Sweetheart Cup since March 1998. Mr. Heinsen also has been Senior Vice President, Chief Financial Officer and Treasurer of SF Holdings since February 1998, Senior Vice President and Treasurer of Fonda since February 1997, Chief Financial Officer of Fonda since June 1996. Mr. Heinsen was Chief Financial Officer of CEG from November 1998 until June 2003. Prior to joining Fonda, Mr. Heinsen spent 21 years in a variety of corporate finance positions with The Chase Manhattan Bank, N.A.

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

         Dennis Dorian Mehiel, the son of Dennis Mehiel, has been President of the Fonda Brand of Sweetheart Holdings and Sweetheart Cup since May 2002. Mr. Mehiel has also been President and Chief Operating Officer of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.), a manufacturer of corrugated containers since June 2000, and a member of Frontage Road Realty, LLC, the parent of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.) since January 2002. Mr. Mehiel was Vice President-Operations of Fonda from August 2001 until May 2002. From 1996 to July 2000, he served in various management positions with Four M.

         Harvey L. Friedman has been Senior Vice President, General Counsel and Secretary of Sweetheart Holdings and Sweetheart Cup since March 2001. He has been General Counsel and Secretary of SF Holdings since February 1998. He served as Secretary and General Counsel of Fonda from May 1996 until the March 2002. He was also a director of Fonda from 1985 to January 1997. Mr. Friedman was Secretary, General Counsel and a director of CEG until June 2003. He is currently a director of Box USA (formerly Four M) and is a director and Senior Vice President of Mannkraft Corporation (formerly Box USA of New Jersey, Inc.). He was formerly a partner of Kramer Levin Naftalis & Frankel LLP, a New York City law firm. He is also Assistant Secretary of Box USA (formerly Four M).

         Ingrid Santiago has been Senior Vice President -- Materials Management of Sweetheart Holdings and Sweetheart Cup since May 2002. She was Vice President -- Materials Management of Sweetheart Holdings and Sweetheart Cup from March 1998 to May 2002. She was also Vice President of Materials Management -- Fonda from 1996 until May 2002 and also served as Vice President of Materials Management for Four M for over 10 years until July 2000.

         Thomas Pasqualini has been Senior Vice President -- Manufacturing and Logistics of Sweetheart Holdings and Sweetheart Cup since August 2000. Prior thereto, he was Vice President of Logistics and Distribution and director of Distribution for the past five years. He has held several other positions with us since 1981.

         John A. Catsimatidis has been a director of Sweetheart Holdings and Sweetheart Cup since May 2002. Mr. Catsimatidis also served as a director of Fonda from January 1997 to March 2002. He also has been a director of SF Holdings since February 1998. He has been Chairman and Chief Executive Officer of the Red Apple Group, Inc., a company with diversified holdings that include oil refining, supermarkets, real estate, aviation and newspapers, since 1969. Mr. Catsimatidis serves as a Director of Sloan's Supermarket, Inc. and New's Communications, Inc. He also serves on the board of trustees of New York Hospital, St. Vincent Home for Children, New York University Business School, Athens College, Independent Refiners Coalition and New York State Food Merchant's Association. He is currently a member of the Sweetheart Holdings' audit committee.

         Dennis Pilotti has been a director of Sweetheart Holdings and Sweetheart Cup since July 2002. He has also been a director of SF Holdings since July 2003. He has been a managing partner of Pilotti & Company, PLLC, a public accounting firm, since 1997. Prior thereto, he was a managing director of BDO Seidman, LLP, a public accounting firm. Mr. Pilotti has over 25 years of public accounting experience. Mr. Pilotti serves as the Company's "independent financial expert" in accordance with the Sarbanes-Oxley Act. He is currently chairman and the designated "financial expert" of the Sweetheart Holdings' audit committee.

         G. William Seawright has been a director of Sweetheart Holdings and Sweetheart Cup since May 2002. Mr. Seawright also served as a director of Fonda from January 1997 to March 2002. He also has been a director of SF Holdings since February 1998. He was President and Chief Executive Officer of Stanhome Inc., a manufacturer and distributor of giftware and collectibles, from 1993 through 1998. Prior thereto, he was President and Chief Executive Officer of Paddington, Inc., an importer of distilled spirits, since 1990. From 1986 to 1990, he was President of Heublein International, Inc. He is currently a member of the Sweetheart Holdings' audit committee.

Compensation of Directors

         The Company's directors who are not employees receive annual compensation of (i) $24,000, (ii) $1,000 for each Board meeting attended, and
(iii) $1,000 for each committee meeting attended which is not held on the date of a board meeting. The Company's directors who are employees do not receive any compensation or fees for service on the Board of Directors or any committee thereof.


Item 11.    EXECUTIVE COMPENSATION

         The   following    table   sets  forth   information   concerning   the
compensation, for Fiscal Years 2003, 2002 and 2001 of the chief executive officer and the four most highly compensated officers and key employees of Sweetheart Holdings and Sweetheart Cup (collectively, the "named executive officers"). The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named executive officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or
(ii) $50,000. Thus, such amounts are not reflected in the following table.

                               Summary Compensation Table

                                                 Annual Compensation
-----------------------------------------  --------------------------------  --------------
                                                                                All Other
           Name and Principal                          Salary       Bonus     Compensation
                Position                    Fiscal       ($)       ($) (1)       ($) (2)
-----------------------------------------  --------  -----------  ---------  --------------
Dennis Mehiel
   Chairman and Chief Executive Officer      2003     1,047,184     94,000       438,074 (3)
                                             2002       722,212    170,000       551,135 (4)
                                             2001       735,570    340,000       396,725 (5)

Thomas Uleau
   Chief   Operating   Officer  and  Vice    2003       451,987     75,000        14,438
    Chairman                                 2002       423,366    100,000        15,588
                                             2001       433,173    116,411        12,724

Hans H. Heinsen
   Senior  Vice  President  - Finance and    2003       283,786     50,000        19,215
   Chief Financial Officer                   2002       281,848     70,000        19,915
                                             2001       255,428    176,411        17,534

Michael T. Hastings
   President - Sweetheart Brand              2003       307,050     50,000        15,560
                                             2002       298,846          -        24,244
                                             2001       266,602    100,000        11,232

Robert M. Korzenski
   President - Hoffmaster Brand              2003       281,319     15,000         9,440
                                             2002       277,269     90,000         8,494
                                             2001       244,543    140,000        11,480

Harvey L. Friedman
   Senior   Vice    President,    General    2003       318,093     50,000         1,861
   Counsel and Secretary                     2002       283,904     55,000           841
                                             2001       287,850    115,000             -

(1) Amounts shown were paid based upon the Company's performance.
(2) Reflects matching contributions under 401(k) plans, long-term disability and life insurance premiums paid.

(3) Reflects $5,346 of life insurance premiums, $418,856 for personal expenses and $13,872 interest forgiveness.
(4) Reflects $4,192 of life insurance premiums, $530,922 for personal expenses and $16,021 interest forgiveness.
(5) Reflects $2,580 of life insurance premiums, $342,508 for personal expenses and $51,637 interest forgiveness.

         At September 29, 2002, the Company had a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. In Fiscal 2003, the Company's Chief Executive Officer repaid the outstanding loan receivable. In the Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company forgave $13,872, $16,021 and $51,637, respectively, of interest associated with the loan to its Chief Executive Officer. At September 29, 2002, the Company had a loan receivable from its Chief Operating Officer of $0.1 million plus accrued interest at 5.39%. On February 28, 2003, the loan receivable was amended and the rate changed to the federal funds rate. At September 28, 2003, the loan receivable is $0.1 million plus accrued interest.


Stock Options

         The  Company's   Chief   Executive   Officer  holds  71,515   currently
exercisable options to purchase Class A Common Stock of SF Holdings.

         In Fiscal 2001, SF Holdings adopted the SF Holdings Group, Inc. Share Incentive Plan in which SF Holdings may grant options to its employees and to the Company's employees up to 95,995 shares of SF Holdings Class D Common Stock.

         In Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $38,158, $0.1 million and $0.2 million for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

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

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined pension plans. Pension costs are based upon the actuarially normal costs plus interest on and amortization of the unfunded liabilities. The benefit for participants in certain of the Company's non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $0.2 million charge to income. The Company's policy has been to fund annually the minimum contributions required by applicable regulations. In Fiscal 2001, all assets of a discontinued pension plan were distributed in full settlement of the plan's obligations. A credit to income of $30,000 was recognized as a result of this settlement. In Fiscal 2001, the valuation date for the plan assets and the contributions was changed from September to June and resulted in no significant effect.

         A majority of the Company's employees are covered under a 401(k) defined contribution plan. Effective January 1, 2000, the Company provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. The Company's match is currently limited to participant contributions up to 6% of the participant's salaries. In addition, the Company is allowed to make discretionary contributions. Certain employees are covered under defined benefit plans. On December 31, 2001 the Fonda defined contribution plan was merged with and into the Sweetheart 401(k) plan. Costs charged against operations for this defined contribution plan were $6.1 million, $6.4 million and $6.8 million for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

         The Company also participates in a multi-employer pension plan for certain of its union employees. Contributions to this plan, at a defined rate per hour worked were $1.4 million in Fiscal 2003, $1.4 million in Fiscal 2002 and $1.0 million in Fiscal 2001.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         All of the Company's common stock is held of record by SF Holdings. Therefore, the following table as of December 11, 2003 sets forth certain information regarding the beneficial ownership of the common stock of SF Holdings with respect to (i) holders having beneficial ownership of more than five percent of the common stock, (ii) each of the Company's directors, (iii) the Named Officers and (iv) all of the Company's directors and executive officers as a group. Unless otherwise indicated below, the Company's directors and executive officers do not beneficially own any common stock of SF Holdings.

                                                                                  Number                Percent
Name of Beneficial Owner                                                         of Shares             Ownership
-----------------------                                                         -----------            ---------
Dennis Mehiel................................................................... 701,463(1)               62.9%
373 Park Avenue South
New York, NY 10016

Thomas Uleau....................................................................  18,033(2)                1.6%
10100 Reisterstown Road
Owings Mills, MD 21117

Hans H. Heinsen.................................................................   5,000(3)                *
373 Park Avenue South
New York, NY 10016

Michael T. Hastings.............................................................   5,000(3)                *
10100 Reisterstown Road
Owings Mills, MD 21117

Robert M. Korzenski.............................................................   5,000(3)                *
2920 North Main Street
Oshkosh, WI 54901

Harvey L. Friedman..............................................................  14,535(4)                1.3%
115 Stevens Avenue
Valhalla, NY 10595

John A. Catsimatidis(5).........................................................     250(3)                *
Dennis Pilotti(5)...............................................................       -                   *
G. William Seawright(5).........................................................     250(3)                *
Directors and executive officers as a group (9 persons)......................... 749,531(6)               67.2%

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

(4) Includes shares held in trust for the benefit of Mr. Friedman's children. Beneficial ownership of these shares is disclaimed by Mr. Friedman. Includes shares underlying options to purchase SF Holdings Class D common stock which are currently exercisable.
(5) Business address is c/o Sweetheart Cup Company Inc., 373 Park Avenue South, New York, NY 10016.
(6) Includes an aggregate of 25,500 shares underlying options to purchase SF Holdings Class D common stock which are currently exercisable.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Affiliates

         All of the affiliates (other Fibre Marketing) referenced below are directly or indirectly under the common ownership of the Company's Chairman and Chief Executive Officer, Dennis Mehiel. The Company believes that the transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         Pursuant to a Management Services Agreement, as amended, SF Holdings is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the Company's day to day operations. The outstanding balance due to SF Holdings was $2.6 million at September 28, 2003 and $0.7 million at September 29, 2002 respectively.

         At September 29, 2002, the Company had a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. In Fiscal 2003, the Company's Chief Executive Officer repaid the outstanding loan receivable. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company forgave $13,872, $16,021 and $51,637, respectively, of interest associated with the loan to its Chief Executive Officer. At September 29, 2002, the Company had a loan receivable from its Chief Operating Officer of $0.1 million plus accrued interest at 5.39%. On February 28, 2003, the loan receivable was amended and the rate changed to the federal funds rate. At September 28, 2003, the loan receivable is $0.1 million plus accrued interest.

         In Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing from a director of the Company. In Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc., retaining a 25.0% ownership interest in Fibre Marketing. On July 17, 2000, Box USA, a converter and seller of interior packaging, corrugated sheets and corrugated containers, in which the Company's Chief Executive Officer beneficially owns more than 10% of its outstanding capital stock, transferred 50.0% of its interest in Fibre Marketing to Mehiel Enterprises, Inc. Mehiel Enterprises, Inc. owns a 63.2% interest in Fibre Marketing. The Company accounted for its ownership interest in Fibre Marketing using the equity method. In Fiscal 2003, the Company sold its 25% interest in Fibre Marketing to an unrelated third party for $0.3 million which generated a gain of $0.2 million.

         On November 1, 2001, Fibre Marketing issued promissory notes to the Company for $1.2 million in the aggregate, in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of September 29, 2002, $0.9 million was due to the Company. In Fiscal 2003, Fibre Marketing repaid the remaining balance of the outstanding promissory notes.

         In Fiscal 2003, the Company purchased $13.6 million of corrugated containers from Box USA. In Fiscal 2003, the Company purchased $1.4 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of September 28, 2003 is $0.5 million due to Box USA. Other purchases from affiliates in Fiscal 2003 were not significant.

         In Fiscal 2003, the Company sold $9.0 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 28, 2003 is $1.0 million due from Fibre Marketing. Other sales to affiliates in Fiscal 2003 were not significant.

         In Fiscal 2002, the Company purchased $11.8 million of corrugated containers from Box USA and $1.1 million of travel services from Emerald Lady. Included in accounts payable as of September 29, 2002 is $1.0 million due to Box USA. Other purchases from affiliates in Fiscal 2002 were not significant.

         In Fiscal 2002, the Company sold $8.9 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 29, 2002 is $1.3 million due from Fibre Marketing. Other sales to affiliates in Fiscal 2002 were not significant.

         In Fiscal 2001, the Company purchased $7.6 million of corrugated containers from Box USA and $1.0 million of travel services from Emerald Lady. Included in accounts payable as of September 30, 2001 is $0.6 million due to Box USA. Other purchases from affiliates in Fiscal 2001 were not significant.

         In Fiscal 2001, the Company sold $7.7 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 30, 2001 is $2.0 million due from Fibre Marketing. Other sales to affiliates in Fiscal 2001 were not significant.

         In Fiscal 2001, the Company began leasing a facility in North Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, rental payments under this lease were $1.5 million, $1.5 million and $1.4 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         In Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2003, Fiscal 2002 and Fiscal 2001 rental payments under this lease were $3.7 million, $3.7 million and $3.6 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Company's Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was $39,000, $67,000 and $33,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.


Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable for the Company's fiscal year ending September 28, 2003.



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

         3.  Exhibits

         3.1 Certificate of Incorporation of Sweetheart Holdings Inc. (incorporated by reference from Exhibit 3.1 of the Company's report on Form 10-K dated December 22, 1993(the "1993 10-K")).
         3.3      Certificate  of  Amendment  to  the  Restated   Certificate of
                  Incorporation   of  Sweetheart   Holdings Inc.

                  dated March 11, 1998  (incorporated by reference from  Exhibit
                  3.3  of the Company's report on Form 10-Q dated May 15, 1998).
         3.4 Amended and Restated By-Laws of Sweetheart Holdings Inc. dated March 12, 1998 (incorporated by reference from Exhibit
                  3.4 of  the Company's report on Form 10-Q dated May 15, 1998).
         3.5 Certification of Restated Certificate of Incorporation of Sweetheart Cup Company Inc. date August 30, 1993 (incorporated by reference to Exhibit 3.4 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         3.6      Certification  of  Amendment to the  Restated  Certificate  of
                  Incorporation of Sweetheart Cup Company Inc. date March 11, 1998 (incorporated by reference to Exhibit 3.5 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21,
                  2002).
         3.7 Amended and Restated By-Laws of Sweetheart Cup Company, Inc. dated March 12, 1998 (incorporated by reference to Exhibit 3.6 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         4.1 Indenture, dated as of February 27, 1997, between The Fonda Group, Inc. and the Trustee in respect of $120 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Fonda Indenture")(incorporated by reference to
                  Exhibit 4.1 filed as a part of The Fonda Group Inc.'s Registration Statement on Form S-4, as amended (File No. 333-24939).
         4.2 First Supplemental Indenture, dated as of March 25, 2002, between Sweetheart Cup Company Inc., as successor to The Fonda Group, Inc., and the Trustee to the Fonda Indenture (incorporated by reference to Exhibit 4.3 of Sweetheart Holdings Inc.'s report on Form 8-K dated April 9, 2002).
         4.3 Indenture, dated as of April 8, 2003, between Sweetheart Cup Company Inc., as issuer, and Sweetheart Holdings Inc., as guarantor, and Wells Fargo Bank of Minnesota, National Association , as Trustee (incorporate by reference to Exhibit
                  4.1 of Sweetheart Holdings Inc.'s report on Form-8K filed on April 9, 2003)
         10.13 Asset Sale Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.1 of the Company's report on Form 10-Q dated February 11, 1994).
         10.14 Bill of Sale, Assignment and Assumption Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from
                  Exhibit 10.2 of the Company's report on Form 10-Q dated February 11, 1994).
         10.15 Wraparound Note dated as of October 6, 1993 made by Sweetheart Holdings Inc. to Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.3 of the Company's report on Form 10-Q dated February 11, 1994).
         10.16 Asset Distribution Agreement dated as of October 6, 1993 between Sweetheart Holdings Inc. and Sweetheart Cup Company Inc. (incorporated by reference from Exhibit 10.4 of the Company's report on Form 10-Q dated February 11, 1994).
         10.21 Sweetheart Holdings Inc. Management Incentive Plan dated as of January 27, 1995 (incorporated by reference from
                  Exhibit 10.1 of the Company's report on Form 10-Q dated February 9, 1995).
         10.47 Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.47 of the Company's report on Form 10-Q dated May 15, 1998).
         10.48 Amendment No. 1 to the Second Restated Management Services Agreement dated March 12, 1998 (incorporated by reference from Exhibit 10.48 of the Company's report on Form 10-Q dated May 15, 1998).
         10.51 Credit Agreement dated as of June 15, 1998 between Lily Cups Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.51 of the Company's report on Form 10-Q dated August 14, 1998).
         10.52 Security Agreement made as of June 15, 1998 between Lily Cups Inc. as Grantor and General Electric Capital Canada Inc. as Lender (incorporated by reference from Exhibit 10.52 of the Company's report on Form 10-Q dated August 14, 1998).
         10.58 Intercreditor Agreement dated as of June 15, 2000 among Bank of America, N.A., as Agent, and State Street, solely in its capacity as Owner Trustee and Lessor (incorporated by reference from Exhibit 10.58 of the Company's report on Form 10-Q dated June 25, 2000).
         10.59 Lease Agreement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart Cup, as Lessee (incorporated by reference from
                  Exhibit 10. 59 of the Company's report on Form 10-Q dated June 25, 2000).
         10.60 Lease Supplement dated as of June 1, 2000 between State Street, solely in its capacity as Owner Trustee and Lessor, and Sweetheart Cup, as Lessee(incorporated by reference from
                  Exhibit 10.60
                  of the Company's  report on Form 10-Q dated June 25, 2000).
         10.61 Participation Agreement dated as of June 1, 2000 among Sweetheart Cup, as Lessee, the Company, as Guarantor, State Street, solely in its capacity as Owner Trustee, and several Owner Participants (incorporated by reference from Exhibit
                  10.61 of the  Company's  report  on Form 10-Q  dated  June 25,
                  2000).
         10.62 Definitions and Rules of Usage dated as of June 1, 2000 executed in conjunction with the Participation Agreement (incorporated by reference from Exhibit 10.62 of the Company's report on Form 10-Q dated June 25, 2000).
         10.63 Third Amendment to Credit Agreement dated as of June 19, 2001 between Lily Cup, Inc. as Borrower and General Electric Capital Canada Inc. as Lender (incorporated by reference to
                  Exhibit 10.63 of Sweetheart Holdings Inc.'s report on Form 10-K/A dated December 20, 2001).
         10.64 Fourth Amendment To Credit Agreement, dated as of August 15, 2001, between Lily Cups Inc. and General Electric Capital Canada Inc. (incorporated by reference to Exhibit 10.65 of Sweetheart Holdings Inc.'s report on Form 10-K/A dated December 20, 2001).
         10.65 Third Amended and Restated Loan and Security Agreement dated as of March 25, 2002 among the financial institutions named herein as the lenders and Bank of America, N.A. as the agent and Sweetheart Cup Company, Inc. Company Inc., as the borrower and Sweetheart Holdings Inc., as the parent and Bank of America Securities LLC., as sole arranger and sole book manager (incorporated by reference to Exhibit 10.66 of Sweetheart Holdings Inc.'s report on Form 10-Q dated April 30,2002).
         10.66 Loan Agreement, dated June 10, 2002, between Sweetheart Cup Company, Inc. and the Department of Business and Economic Development, a principal department of the State of Maryland (incorporated by reference to Exhibit 10.67 of Sweetheart Holdings Inc.'s report on Form 10-Q dated August 6, 2002).
         10.67 Assignment and Assumption Agreement, dated as of March 25, 2002, by and between SF Holdings Group, Inc. and The Fonda Group, Inc. (incorporated by reference to Exhibit 10.18 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         10.68 Amendment No.2 to Third Amended and Restated Loan and Security agreement, dated as of February 28, 2003, among Sweetheart Cup Company Inc., Sweetheart Holdings Inc., the lending institutions party hereto and Bank of America, N.A., as agent. (incorporated by reference to Exhibit 10.68 of Sweetheart Holdings Inc.'s report on Form 8-K dated March 3,
                  2003).
         10.69 Loan Agreement, dated October 1, 2002, between Sweetheart Cup Company, Inc. and the City of Chicago
         21.1     Subsidiaries  of the Company   (incorporated  by reference  to
                  Exhibit 21.1 of Sweetheart Cup Company Inc.'s report on Form S-4 filed November 21, 2002).
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

(b) Current Reports on Form 8-K

                  A report on Form 8-K was filed on March 3, 2003 under Item 5 and Item 7.
                  A report on Form 8-K was filed on April 4, 2003 under Item 5 and Item 7.
                  A report on Form 8-K was filed on April 9, 2003 under Item 5 and Item 7.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page

Independent Auditors' Report                                                32


Consolidated Balance Sheets as of September 28, 2003
         and September 29, 2002                                             33


Consolidated Statements of Operations and Other Comprehensive
         Income (Loss)for Fiscal Years 2003, 2002 and 2001                  34


Consolidated Statements of Cash Flows for Fiscal
         Years 2003, 2002, and 2001                                         35


Consolidated Statements of Shareholder's Equity for Fiscal
              Years 2003, 2002, and 2001                                    36


Notes to Consolidated Financial Statements                                  37

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.


         We have audited the accompanying consolidated balance sheets of Sweetheart Holdings Inc. and subsidiaries (the "Company") as of September 28, 2003 and September 29, 2002, and the related consolidated statements of operations and other comprehensive income (loss), cash flows, and shareholder's equity for each of the three fiscal years in the period ended September 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2003 and September 29, 2002, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

         As described in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective September 30, 2002.





/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 5, 2003

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                September 28,       September 29,
                                                                                    2003                2002
                                                                                -------------       -------------
                                    Assets
Current assets:
  Cash and cash equivalents                                                       $  10,447           $   8,035
  Cash in escrow                                                                         77                   -
  Receivables, less allowances of $3,881 and $3,741                                 158,491             152,541
  Inventories                                                                       220,433             219,427
  Deferred income taxes                                                              24,207              20,841
  Assets held for sale                                                                5,275               5,275
  Other current assets                                                               31,665              35,736
                                                                                  ----------          ----------
    Total current assets                                                            450,595             441,855

Property, plant and equipment, net                                                  240,975             252,491
Deferred income taxes                                                                22,022              29,879
Spare parts                                                                          13,310              13,428
Goodwill                                                                             41,232              41,232
Due from SF Holdings                                                                 17,960              17,962
Other assets                                                                         22,152              23,996
                                                                                  ----------          ----------

    Total assets                                                                  $ 808,246           $ 820,843
                                                                                  ==========          ==========

                     Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                                $ 121,619           $ 102,986
  Accrued payroll and related costs                                                  44,192              38,009
  Other current liabilities                                                          39,855              44,000
  Current portion of deferred gain on sale of assets                                 10,100              10,203
  Current portion of long-term debt                                                 116,948             119,853
                                                                                  ----------          ----------
    Total current liabilities                                                       332,714             315,051

Long-term debt                                                                      286,931             317,448
Deferred gain on sale of assets                                                      62,054              72,883
Other liabilities                                                                    69,772              65,948
                                                                                  ----------          ----------

    Total liabilities                                                               751,471             771,330
                                                                                  ----------          ----------

Minority interest in subsidiary                                                       2,403               2,276
                                                                                  ----------          ----------

Commitments and contingencies  (See Notes)

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                                  10                  10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                                  44                  44
  Additional paid-in capital                                                        101,212             101,173
  Accumulated deficit                                                               (25,532)            (40,577)
  Accumulated other comprehensive loss                                              (21,362)            (13,413)
                                                                                  ----------          ----------
    Total shareholder's equity                                                       54,372              47,237
                                                                                  ----------          ----------

              Total liabilities and shareholder's equity                          $ 808,246           $ 820,843
                                                                                  ==========          ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                                      Fiscal
                                                                    ------------------------------------------
                                                                        2003           2002           2001
                                                                    ------------   ------------   ------------
Net sales                                                           $ 1,307,921    $ 1,283,547    $ 1,316,672
Cost of sales                                                         1,141,738      1,130,264      1,143,806
                                                                    ------------   ------------   ------------

  Gross profit                                                          166,183        153,283        172,866

Selling, general and administrative expenses                            108,240        114,823        113,231
Restructuring charge                                                        486          1,893            504
Asset impairment expense                                                    721            593          2,244
Other (income) expense, net                                              (8,323)         2,102         (9,836)
                                                                    ------------   ------------   ------------

  Operating income                                                       65,059         33,872         66,723

Interest expense, net of interest income of
  $134, $211 and $100                                                    39,297         37,079         38,919
Loss on debt extinguishment                                                 475          1,798              -
                                                                    ------------   ------------   ------------

  Income (loss) before income tax and
  minority interest                                                      25,287         (5,005)        27,804


Income tax expense (benefit)                                             10,115         (2,002)        11,220
Minority interest in subsidiary                                             127            145             68
                                                                    ------------   ------------   ------------

  Net income (loss)                                                 $    15,045    $    (3,148)   $    16,516
                                                                    ============   ============   ============

Other comprehensive income (loss):

  Net income (loss)                                                 $    15,045    $    (3,148)   $    16,516
  Foreign currency translation adjustment                                   195           (912)          (393)
  Minimum pension liability adjustment
    (net of income tax benefit of $(5,429),
    $(3,166) and  $(3,489))                                              (8,144)        (4,749)        (5,234)
                                                                    ------------   ------------   ------------

  Comprehensive income (loss)                                       $     7,096    $    (8,809)   $    10,889
                                                                    ============   ============   ============

       See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Fiscal
                                                                    ------------------------------------------
                                                                        2003           2002            2001
                                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                 $    15,045    $    (3,148)   $    16,516

  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                        33,357         34,498         32,003
    Amortization of deferred gain                                       (10,143)       (10,239)       (10,276)
    Asset impairment expense                                                721            593          2,244
    Deferred income tax expense                                          10,115          1,066          8,263
    Loss (gain) on sale of property, plant and  equipment                    82         (3,069)           143
    Gain on sale of investment                                             (208)             -              -
    Write-off of assets                                                       -          7,996              -
  Changes in operating assets and liabilities (net of
    business acquisitions):
    Receivables                                                          (5,950)        17,581         (7,279)
    Inventories                                                          (1,006)         5,594         11,147
    Other current assets                                                  4,071         (4,168)        (2,958)
    Other assets                                                         (1,002)           444         (3,703)
    Accounts payable                                                     18,633          6,914        (12,241)
    Accrued payroll and related costs                                     6,183         (8,883)        (8,861)
    Other current liabilities                                            (4,145)        (6,550)         1,445
    Other liabilities                                                    (7,776)       (10,617)       (12,690)
    Other, net                                                             (125)           457             21
                                                                    ------------   ------------   ------------
      Net cash provided by operating activities                          57,852         28,469         13,774
                                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                            (13,770)       (21,206)       (31,701)
  Payments for business acquisitions                                          -              -        (40,665)
  Due to/from SF Holdings                                                     2            (64)           543
  Proceeds from sale of investment                                          330              -              -
  Proceeds from sale of property, plant and  equipment                       65          5,284            120
                                                                    ------------   ------------   ------------
      Net cash  used in investing activities                            (13,373)       (15,986)       (71,703)
                                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net (repayments) borrowings under credit  facilities                  (10,030)       200,254         66,427
  Repayments under credit facilities                                          -       (196,144)             -
  Repayments of other debt                                              (27,729)        (9,633)          (715)
  Borrowings                                                              2,000          2,000              -
  Debt issuance costs                                                    (6,231)       (12,549)        (1,287)
  Increase in cash escrow                                                  (385)        (4,589)           (17)
  Decrease in cash escrow                                                   308          4,597            309
                                                                    ------------   ------------   ------------
      Net cash (used in) provided by financing activities               (42,067)       (16,064)        64,717
                                                                    ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             2,412         (3,581)         6,788

CASH AND CASH EQUIVALENTS, beginning of year                              8,035         11,616          4,828
                                                                    ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of year                              $    10,447    $     8,035    $    11,616
                                                                    ============   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                 $    31,677    $    34,426    $    37,070
                                                                    ============   ============   ============

      Income taxes (received) paid                                  $    (3,121)   $       880    $     2,484
                                                                    ============   ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                                     Accumulated
                                                                                     Other Comp-
                                  Class A    Class B    Additional                    rehensive        Total
                                   Common     Common     Paid-In      Accumulated      Income       Shareholder's
                                   Stock      Stock      Capital        Deficit        (Loss)         Equity
                                 ---------  ---------  ------------  -------------  -------------  ---------------
Balance, September 25, 2000        $  10      $  44     $ 101,090     $  (53,945)    $  (2,125)      $   45,074

Net income                             -          -             -         16,516             -           16,516
Equity based compensation              -          -           167              -             -              167
Minimum pension  liability
  adjustment                           -          -             -              -        (5,234)          (5,234)

Translation adjustment                 -          -             -              -          (393)            (393)
                                   -----      -----     ----------    -----------    ----------      -----------


Balance, September 30, 2001           10         44       101,257        (37,429)       (7,752)          56,130

Net loss                               -          -             -         (3,148)            -           (3,148)
Elimination   of  gain  on
  equipment purchased from
  related party                        -          -          (183)             -             -             (183)
Equity based compensation              -          -            99              -             -               99
Minimum pension  liability
  adjustment                           -          -             -              -        (4,749)          (4,749)
Translation adjustment                 -          -             -              -          (912)            (912)
                                   -----      -----     ----------    -----------    ----------      -----------

Balance, September 29, 2002           10         44       101,173        (40,577)      (13,413)          47,237
Net income                             -          -             -         15,045             -           15,045
Equity based compensation              -          -            39              -             -               39
Minimum pension  liability
  adjustment                           -          -             -              -        (8,144)          (8,144)
Translation adjustment                 -          -             -              -           195              195

Balance, September 28, 2003        $  10      $  44     $ 101,212     $  (25,532)    $ (21,362)      $   54,372
                                   =====      =====     ==========    ===========    ==========      ===========


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

         The Company believes it is one of the largest producers and marketers of disposable foodservice and food packaging products in North America. In each of Fiscal 2003, 2002 and 2001, the Company had net sales of approximately $1.3 billion. The Company sells a broad line of disposable paper, plastic and foam foodservice and food packaging products at all major price points under both branded and private labels to institutional foodservice, consumer and food packaging customers. The Company markets its products under its well recognized:
Sweetheart(R), Lily(R), Trophy(R), Jazz(R), Preference(TM), Go Cup(R), Silent Service(R), Centerpiece(R), Basix(R), Guildware(R), Simple Elegance(R), Sensations(R), Hoffmaster(R), Paper Art(R), and Touch of Color(R) brands. In addition, the Company designs, manufactures and leases container filling equipment for use by dairies and other food processors. This equipment is specifically designed by the Company to fill and seal containers in customers' plants. In Fiscal 2003, 2002 and 2001, no one customer accounted for more than 10% of the Company's net sales.


1.   SIGNIFICANT ACCOUNTING POLICIES

         Business Segments - The Company operates within one business segment and accordingly does not report multiple business segments. Included within net sales for Fiscal 2003, 2002 and 2001 is $1.3 million, $1.4 million and $1.6 million of lease revenue, respectively. Further identification of net sales by product and service or group of similar products and services is not available.

         Fiscal year end - The Company's fiscal year end is the 52 or 53 week period ending on the last Sunday in September. Fiscal 2003 is the 52 week period ended September 28, 2003. Fiscal 2002 is the 52 week period ended September 29, 2002. Fiscal 2001 is the 53 week period ended September 30, 2001.

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

         The accounts of the Company's Mexican subsidiary, Global Cup, S.A. De C.V. ("Global Cup"), are consolidated as of and for the period ended August 24, 2003 due to the time needed to consolidate this subsidiary. No events occurred related to this subsidiary in September 2003 that materially affected the Company's consolidated financial position or results of operations.

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

         Property, Plant and Equipment - Property, plant and equipment is recorded at cost less accumulated depreciation and is depreciated on the straight-line method over the estimated useful lives of the assets.

         The asset lives of buildings and improvements range between 2 and 50 years and have an average useful life of 22.0 years. The asset lives of machinery and equipment range between 5 and 13 years and have an average useful life of 11.7 years.

         Costs related to construction in progress are accumulated as incurred and transferred to property, plant and equipment when put into service, at which time, the asset is depreciated over its useful life.

         Revenue Recognition - Revenue is recognized upon shipment of product and when collectability is reasonably assured. Also, the Company rents filling equipment to certain of its customers and recognizes this income over the life of the lease. The Company's sales are evidenced and the sales price fixed based upon either a purchase order, contract or buying agreement with the customer. The Company's freight terms are either FOB shipping point or freight prepaid by the customer. The customer may also be eligible for promotional incentives or rebates. The Company at the time of sale records reserves for promotional allowances, rebates and other discounts based on historical experience, which are charged to net sales.

         Shipping and Handling Costs - Amounts billed to customers in sales transactions related to shipping and handling, if any, are included in net sales. Shipping and handling costs incurred by the Company are included in cost of sales.

         Goodwill - Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired and was being amortized on a straight-line basis over twenty years. The carrying value of goodwill is subject to an impairment test on an annual basis or when facts and circumstances suggest that it may be impaired. See "--Impact of Recently Issued Statement of Financial Accounting Standards ("SFAS") No. 142".

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

         At September 28, 2003 and September 29, 2002, $0.1 million and $0.2 million, respectively, of unamortized catalog costs were included in other current assets. Catalog expense was $1.9 million in Fiscal 2003, $2.1 million in Fiscal 2002, and $1.6 million in Fiscal 2001. Advertising expense was $8.6 million in Fiscal 2003, $6.3 million in Fiscal 2002 and $4.1 million in Fiscal 2001.

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

         As of September 28, 2003 and September 29, 2002, the Company had $0.1 million and $47,000 in minimum license guarantees and advance royalties, net of reserves, respectively. There are no future minimum royalty payments or license guarantees.

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

         Impact of Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 applies to all goodwill and other intangible assets recognized in an entity's balance sheet regardless of when these assets were originally recognized. SFAS No. 142 requires that goodwill and certain intangibles with an indefinite life not be amortized, but be subject to an impairment test on an annual basis or when facts and circumstances suggest such assets may be impaired. The Company has adopted SFAS No. 142 effective September 30, 2002 and has ceased amortization of goodwill as of that date. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test no later than March 30, 2003. The transitional goodwill impairment test was completed, as required, by March 30, 2003. The carrying value of goodwill did not exceed its fair value and, as a result, no transitional impairment loss was required.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. The Company adopted SFAS No. 143 effective September 30, 2002. The adoption of SFAS No. 143 did not have an impact on the consolidated financial statements.

         In October 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has adopted SFAS No. 144 effective September 30, 2002. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 addresses, among other items, the classification of gains and losses from extinguishment of debt. In accordance with the statement, any gain or loss on extinguishment of debt that does not meet the criteria in APB No. 30 will no longer be classified as an extraordinary item. The Company has adopted SFAS No. 145 effective September 30, 2002.

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

         In November 2002, the FASB issued FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires additional disclosure relating to guarantees and in some cases requires the recognition of a liability for the fair value of certain guarantees. FIN 45 is applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no effect on the Company, as it does not guarantee the liabilities of others.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented the disclosure provisions of SFAS No. 148.

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for SF Holdings stock options granted to employees of the Company (See Note 16). Had compensation costs for SF Holdings stock options been determined based on fair value at the option grant dates, in accordance with the provisions of SFAS No. 123, the Company's net income (loss) for Fiscal 2003, Fiscal 2002 and Fiscal 2001 would have changed to the pro forma amount indicated below (in thousands):

Net income (loss):    Fiscal 2003    Fiscal 2002    Fiscal 2001
                     -------------  -------------  -------------
  As reported          $  15,045      $ (3,148)      $  16,516
  Pro forma            $  15,037      $ (3,169)      $  16,480


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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have an impact on the consolidated financial statements.

         In March 2003, the Emerging Issues Task Force issued EITF 02-16 Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"). Under EITF 02-16 rebates or refunds of a specified amount of cash consideration that is payable pursuant to a binding arrangement only if the customer completes a specified cumulative level of purchases or remains a customer for as specified time period are recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the Company toward earning the rebate or refund provided the amounts are probable and reasonably estimable. The Company has adopted EITF 02-16. The adoption of EITF 02-16 did not have an impact on the consolidated financial statements.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting fiscal years. Actual results could differ from those estimates.


2.   INVENTORIES

         The components of inventories are as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Raw materials and supplies                $  63,048           $  57,305
Finished  products                          147,075             150,925
Work in progress                             10,310              11,197
                                          ---------           ---------

  Total inventories                       $ 220,433           $ 219,427
                                          =========           =========


3.   INCOME TAXES

         The income tax expense (benefit) includes the following components (in thousands):

                                                     Fiscal
                                    ----------------------------------------
                                        2003          2002          2001
                                    ------------  ------------  ------------
Current:
  Federal                             $      -      $ (3,068)     $  2,471
  State                                      -             -           486
  Foreign                                    -             -             -
                                      ---------     ---------     ---------
    Total current                            -        (3,068)        2,957
                                      ---------     ---------     ---------
Deferred:
  Federal                                8,820         1,592         7,745
  State                                  1,260          (211)          947
  Foreign                                   35          (315)         (429)
                                      ---------     ---------     ---------

    Total deferred                      10,115         1,066         8,263
                                      ---------     ---------     ---------

Total income tax expense (benefit)    $ 10,115      $ (2,002)     $ 11,220
                                      =========     =========     =========

         The effective tax rate varied from the U.S. Federal tax rate of 35% for Fiscal 2003, 2002 and 2001 as a result of the following:

                                                      Fiscal
                                    ----------------------------------------
                                        2003          2002          2001
                                    ------------  ------------  ------------

U.S. Federal tax rate                    35%           35%           35%
State income taxes, net of
  U.S. Federal tax impact                 4             4             4
Permanent difference, meals and
  entertainment                           1             1             1
                                         ---           ---           ---

    Effective tax rate                   40%           40%           40%
                                         ===           ===           ===

         Deferred income taxes reflect the net tax effects of net operating loss carryforwards, tax credit carryforwards, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets and liabilities are as follows (in thousands):

                                                          September 28,    September 29,
                                                              2003             2002
                                                         ---------------  ----------------
Assets:
  Post-retirement health and pension benefits               $  29,863        $  26,742
  Employee benefits                                             7,479            7,651
  Net operating loss carryforwards                             17,007           20,700
  Deferred gain on sale-leaseback transaction                  29,613           33,670
  Alternative minimum tax credit carryforward                     354              354
  Deferred rent                                                 4,128            2,867
  Inventory adjustments                                         3,941            3,600
  Allowance for doubtful accounts and related reserves          8,284            6,628
  Charitable contributions carryforwards                        1,538              184
                                                            ----------       ----------
                                                              102,207          102,396
                                                            ----------       ----------
Liabilities:
     Depreciation                                             (51,492)         (50,157)
       Other                                                   (4,486)          (1,519)
                                                            ----------       ----------
                                                              (55,978)         (51,676)
                                                            ----------       ----------

Net deferred tax assets                                     $  46,229        $  50,720
                                                            ==========       ==========

         As of September 28, 2003, the Company had approximately $43 million of net operating loss carryforwards for federal income tax purposes of which $20 million will expire in 2018 and the remaining $23 million will expire in

2022. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

         No provision has been made for U.S. federal deferred income taxes on approximately $11 million of accumulated and undistributed earnings of the Foreign subsidiaries at September 28, 2003 since it is the present intention of management to reinvest the undistributed earnings in foreign operations indefinitely. In addition, the determination of the amount of unrecognized U.S. federal deferred income tax liability for unremitted earnings related to the investments in the Foreign subsidiaries is not practicable.


4.   ASSETS HELD FOR SALE

         On February 20, 2001, the Company's Board of Directors approved plans for the closure and sale of the Somerville, Massachusetts facility. This facility was consolidated into the North Andover, Massachusetts facility and is not being used in operations. On January 16, 2003, the Company entered into an agreement for the sale of the Somerville, Massachusetts facility for a purchase price of approximately $10.1 million. This facility is classified as an asset held for sale. The closing is expected to occur on or before January 16, 2004. There can be no assurance that the sale will be consummated.


5.   OTHER CURRENT ASSETS

         The components of other current assets are as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Spare parts                               $  23,068           $  22,652
Other                                         8,597              13,084
                                          ---------           ---------

  Total other current assets              $  31,665           $  35,736
                                          =========           =========


6.   PROPERTY, PLANT AND EQUIPMENT, NET

         The Company's major classes of property, plant and equipment, net are as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Land                                      $  14,596           $  14,571
Buildings and improvements                  124,085             117,772
Machinery and equipment                     344,326             328,529
Construction in progress                      3,502               8,043
                                          ---------           ---------

  Total property, plant and equipment       486,509             468,915

Less - accumulated depreciation             245,534             216,424
                                          ---------           ---------

  Property, plant and equipment, net      $ 240,975           $ 252,491
                                          =========           =========


         Depreciation of property, plant and equipment was $26.1 million, $27.6 million and $27.8 million in Fiscal 2003, 2002 and 2001, respectively. In addition, property, plant and equipment includes buildings under capital lease at a cost of $2.4 million and a net book value of $1.3 million and $1.4 million at September 28, 2003 and September 29, 2002, respectively.

7.   GOODWILL AND INTANGIBLE ASSETS

         In accordance with SFAS No. 142, prior periods' net income (loss) were not restated. A reconciliation of the previously reported net loss in Fiscal 2002 and net income in Fiscal 2001 to the amounts adjusted for the cessation of goodwill amortization expense, net of related income tax effect, is as follows (in thousands):

                                       Fiscal        Fiscal        Fiscal
                                        2003          2002          2001
                                     ------------  ------------  ------------

Net income (loss), as reported        $ 15,045      $ (3,148)     $ 16,516
Add back:  goodwill amortization,
  net of tax                                 -         1,209         1,142
                                      ---------     ---------     ---------

    Net income (loss), as adjusted    $ 15,045      $ (1,939)     $ 17,658
                                      =========     =========     =========


         In Fiscal 2002 and 2001, goodwill amortization was $2.0 million and $1.9 million, respectively. In Fiscal 2003, 2002 and 2001, amortization expense related to intangible assets was $0.9 million, $1.0 million and $0.3 million, respectively. Amortization expense is expected to range from approximately $0.9 million to $1.0 million each fiscal year for Fiscal 2004 through Fiscal 2008.

         Changes to goodwill and intangible assets, including the effects of adopting the new accounting standard are as, follows (in thousands):

                                                                     Intangible
                                                         Goodwill      Assets
                                                       -----------  ------------

Balance at October 1, 2001, net of accumulated
  amortization                                          $  43,593      $ 3,904
Additions during the year                                       -           89
Amortization expense                                       (2,015)      (1,021)
Adjustments during the year                                  (346)        (160)
                                                        ----------     --------

Balance at September 29, 2002, net of accumulated
  amortization                                             41,232        2,812
Additions during the year                                       -           79
Amortization expense                                            -         (871)
                                                        ----------     --------

Balance at September 28, 2003, net of accumulated
  amortization                                          $  41,232      $ 2,020
                                                        ==========     ========


8.   OTHER ASSETS

         The components of other assets are as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Debt issuance costs, net of
  accumulated amortization                $  13,583           $  14,664
Intangible assets                             2,020               2,812
Intangible pension asset
  (See Note 24)                               1,683               1,813
Deposits                                        966               1,307
Other                                         3,900               3,400
                                          ---------           ---------

  Total other assets                      $  22,152           $  23,996
                                          =========           =========

         Amortization and the write-off of debt issuance costs was $6.4 million, $3.3 million and $1.7 million for Fiscal 2003, 2002 and 2001, respectively, and is included in interest expense.

9.   OTHER CURRENT LIABILITIES

         The components of other current liabilities are as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Sales allowances                          $  20,300           $  17,583
Restructuring charges                           268                 816
Taxes, other than income taxes                3,603               3,220
Litigation, claims and assessments
  (See Note 26)                               1,485               1,642
Deferred rent payable                         7,254               7,708
Interest payable                              4,137               2,801
Other                                         2,808              10,230
                                          ---------           ---------
  Total other current liabilities         $  39,855           $  44,000
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

         Annual rental expense under the Lease will be approximately $31.5 million. Sweetheart Cup may renew the Lease at its option for up to four consecutive renewal terms of two years. The rent for each renewal term will be determined at 105% of the fair market rental value of the production equipment at the date of renewal. The Lease does not contain bargain lease terms and no penalties or other disincentives if Sweetheart Cup elects not to renew the Lease. If at the end of the lease term, Sweetheart Cup elects not to exercise its option to renew the Lease or purchase the equipment, Sweetheart Cup is obligated to return the equipment to the lessor in good working order with all manuals, and to de-install the equipment, crate it and deliver it to the nearest railhead.

11.  LONG-TERM OBLIGATIONS

         Long-term debt, including amounts payable within one year, is as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Senior Credit Facility                    $ 167,693           $ 186,117

Canadian Credit Facility                     14,720              15,452

12.0% Senior Notes                           93,825                   -

Sherwood Industries Notes                     3,902               3,498

9 1/2% Senior Subordinated Notes            120,000             120,000

State of Maryland Loan                        1,518               1,895

City of Chicago Loan                          2,000                   -

Other                                           221                 339

12.0% Senior Subordinated Notes                   -             110,000
                                          ---------           ---------
  Total debt                                403,879             437,301

Less - Current portion of long-term debt    116,948             119,853
                                          ---------           ---------

  Total long-term debt                    $ 286,931           $ 317,448
                                          =========           =========

         The aggregate annual maturities of long-term debt at September 28, 2003 are as follows (in thousands):

                 Fiscal 2004                  $   116,948
                 Fiscal 2005                        4,600
                 Fiscal 2006                          612
                 Fiscal 2007                      280,519
                 Fiscal 2008                          200
                 Thereafter                         1,000
                                              -----------
                                              $   403,879
                                              ===========

         Senior Credit Facility - On March 25, 2002, the Company refinanced its existing Senior Credit Facility with Bank of America, N.A., as agent (the "Senior Credit Facility"). The Senior Credit Facility has a maturity date of March 25, 2007. The Senior Credit Facility was amended on February 28, 2003 to require, among other things, the date by which the refinancing, repayment or extension of the Company's newly issued 12.0% Senior Notes due July 15, 2004 (the "12.0% Senior Notes") shall be December 31, 2003. If the Company is unable to refinance, repay or extend the 12.0% Senior Notes prior to December 31, 2003, the Senior Credit Facility, unless otherwise amended, will become due and payable (See Note 28). The Senior Credit Facility allows for a maximum credit borrowing of $235 million subject to borrowing base limitations and satisfaction of other conditions of borrowing. The revolving borrowings have a maximum of $215 million. The term loans have a maximum of $25 million and are payable monthly through March 2005. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. For Fiscal 2003, the weighted average annual interest rate for the Senior Credit Facility was 3.97%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of September 28, 2003, $49.1 million was available under the Senior Credit Facility. As of September 28, 2003, LIBOR was 1.12% and the bank's base rate was 4.50%.

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

         Canadian Credit Facility - The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $22.1 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. For Fiscal 2003, the weighted average annual interest rate for the Canadian Credit Facility was 4.86%. As of September 28, 2003, Cdn $2.1 million (approximately US $1.6 million) was available under the revolving facility and the term loan balance was Cdn $10.2 million (approximately US $7.5 million) under the Canadian Credit Facility.

         12.0% Senior Notes - On April 8, 2003, the Company consummated its offer to exchange (the "Exchange Offer") its newly issued 12.0% Senior Notes due July 15, 2004, for all of its outstanding $110.0 million 12.0% Senior Subordinated Notes ("the 12.0% Senior Subordinated Notes") and solicitation of consents of holders of the 12.0% Senior Subordinated Notes to the proposed amendments to the indenture governing the 12.0% Senior Subordinated Notes (the "Consent Solicitation") (See Note 28). Sweetheart Cup, Sweetheart Holdings, as guarantor, and Wells Fargo Bank Minnesota, N.A., as trustee, executed the indenture governing the 12.0% Senior Notes and $93.8 million in aggregate principal amount of the 12.0% Senior Notes were issued under the indenture in exchange for a like amount of the 12.0% Senior Subordinated Notes. Payment of the consent payments to all holders of the 12.0% Senior Subordinated Notes who timely tendered was made in April 2003 to the trustee. In Fiscal 2003, the Company recorded a $0.5 million loss on debt extinguishment in connection with the Exchange Offer which consisted of the write-off of deferred financing costs.

         In September 2003, $16.2 million in aggregate principal amount of the 12.0% Senior Subordinated Notes that remained outstanding following the Exchange Offer, including accrued interest thereon, was paid in full using funds borrowed under the Senior Credit Facility and the indenture governing the 12.0% Senior Subordinated Notes has been satisfied and discharged.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the 12.0% Senior Notes. Interest on the 12.0% Senior Notes is payable quarterly on January 15, April 15, July 15 and October 15. The Company may redeem, at any time, all or a part of the 12.0% Senior Notes upon notice not less than 30 nor more than 60 days prior to the redemption date, at a redemption price of 100% of principal amount plus accrued and unpaid interest on the 12.0% Senior Notes redeemed to the applicable redemption date. The 12.0% Senior Notes are general unsecured obligations of the Company and are senior in right of payment to all existing and future subordinated indebtedness including the 9 1/2% Senior Subordinated Notes due 2007; are pari passu in right of payment with all existing and future senior indebtedness of the Company; and are unconditionally guaranteed by Sweetheart Holdings . In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street are secured by a significant portion of the Company's existing property, plant and equipment. The 12.0% Senior Notes contain various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

         Sherwood Industries Notes - As part of a prior acquisition on May 15, 2000, the Company issued to the sellers promissory notes due May 2005 in the principal amount of $5.0 million and a present value of $2.9 million. On March 19, 2001, the principal amount was reduced by $0.3 million as a result of the working capital adjustment to $4.7 million and present value of $2.7 million.

         9 1/2% Senior Subordinated Notes - In Fiscal 1997, the Company issued $120.0 million 9 1/2% Senior Subordinated Notes due March 1, 2007 with interest payable semi-annually (the "9 1/2% Senior Subordinated Notes"). Payment of the principal and interest is subordinate in right to payment of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The Company may, at its election, redeem the 9 1/2% Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750%
after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The 9 1/2 % Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest. The 9 1/2% Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility. In addition, the obligations under the June 1, 2000 lease between Sweetheart Cup and State Street are secured by a significant portion of the Company's existing property, plant and equipment. The 9 1/2% Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transaction with affiliates, the creation of additional liens and certain other business activities.

         State of Maryland Loan - On June 10, 2002, the Company entered into a loan agreement with the Department of Business and Economic Development, a principal department of the State of Maryland, to borrow $2.0 million (the "Maryland Loan"). The Maryland Loan bears interest at a rate ranging from 3.0% to 8.0% per annum depending on certain employment rates at the Company's Owings Mills, Maryland facility. The Maryland Loan is payable in quarterly installments through March 1, 2007.

         City of Chicago Loan - On October 1, 2002, the Company entered into a loan agreement with the City of Chicago to borrow $2.0 million. The loan bears no interest and is payable in equal installments of $100,000 commencing on February 1, 2004 and every six months thereafter. The loan matures on the later of August 1, 2014 or the date on which all amounts outstanding under the loan agreement have been paid in full.


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

         The fair value of the 12.0% Senior Notes is estimated to be $11.3 million lower than the carrying value at September 28, 2003, based upon independent third party information.

         The fair value of the 9 1/2% Senior Subordinated Notes is estimated to be $27.6 million lower than the carrying value at September 28, 2003 and $30.0 million lower than the carrying value at September 29, 2002, based upon independent third party information.


13.  OTHER  LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Post-retirement health care benefits
  (See Note 24)                           $  42,506           $  49,321
Pensions (See Note 24)                       24,559              14,426
Other                                         2,707               2,201
                                          ---------           ---------
    Total other liabilities               $  69,772           $  65,948
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

         The Class A and Class B Common Stock have the same powers, preferences and rights, except that the Class B Common Stock has no voting rights. Class A and Class B Common Stock share the profits and losses generated by the Company on a pro-rata basis. Each outstanding Class A Common Share is entitled to one vote on any matter submitted to a vote of shareholders and has no cumulative voting rights. Subject to Delaware law and limitations in certain debt instruments (12.0% Senior Notes, 9 1/2% Senior Subordinated Notes, and borrowings under the Senior Credit Facility), common shareholders are entitled to receive such dividends as may be declared by the Company's Board of Directors out of funds legally available thereof. In the event of a liquidation, dissolution or winding up of the Company, common shareholders are entitled to share ratably in all assets remaining after payment or provision for payment of debts or other liabilities of the Company.


16.  SF HOLDINGS STOCK OPTION PLAN

         In Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital by the Company. Amortization expense relating to SF Holdings' stock options was $38,158, $0.1 million and $0.2 million for Fiscal 2003, 2002 and Fiscal 2001, respectively.

         A summary of SF Holdings stock option transactions involving employees of the Company are as follows:

                                       SF Holdings     Weighted Average
                                      Stock Options     Exercised Price
                                     ---------------  ------------------
Outstanding, September 25, 2000                -           $      -
  Granted                                 13,635             118.30
  Forfeited                                 (700)            117.38
                                         --------          --------
Outstanding, September 30, 2001           12,935             118.35
  Forfeited                               (1,119)            117.38
                                         --------          --------
Outstanding, September 29, 2002           11,816             118.44
  Forfeited                               (1,354)            117.69
                                         --------          --------
Outstanding, September 28, 2003           10,462           $ 118.54
                                         ========          ========
Exercisable, September 29, 2002            3,938           $ 118.44
                                         ========          ========
Exercisable, September 28, 2003            7,070           $ 118.52
                                         ========          ========

         The following table summarizes information about SF Holdings stock options granted to employees of the Company, outstanding at September 28, 2003:

                                Options Outstanding                     Options Exercisable
                   ----------------------------------------------    ------------------------
                                      Weighted                                       Weighted
                       Number         Average         Weighted           Number      Average
    Range of       Outstanding as  Remaining Life      Average        Exercisable    Exercise
Exercise   Prices    of 09/28/03       (Years)     Exercise Price    as of 9/28/03    Price
-----------------  --------------  --------------  --------------    -------------  ---------
   $  93.75            4,989            7.0          $  93.75            3,374      $  93.75
     141.14            5,473            7.0            141.14            3,696        141.14
                      ------            ---          --------            -----      --------
                      10,462            7.0          $ 118.54            7,070      $ 118.52
                      ======            ===          ========            =====      ========


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

         Pursuant to a Management Services Agreement, as amended, SF Holdings is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the Company's day to day operations. The outstanding balance due to SF Holdings was $2.6 million at September 28, 2003 and $0.7 million at September 29, 2002, respectively.

         At September 29, 2002, the Company had a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. In Fiscal 2003, the Company's Chief Executive Officer repaid the outstanding loan receivable. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, the Company forgave $13,872, $16,021 and $51,637, respectively, of interest associated with the loan to its Chief Executive Officer. At September 29, 2002, the Company had a loan receivable from its Chief Operating Officer of $0.1 million plus accrued interest at 5.39%. On February 28, 2003, the loan receivable was amended and the rate changed to the federal funds rate. At September 28, 2003, the loan receivable is $0.1 million plus accrued interest.

         In Fiscal 1998, the Company purchased a 38.2% ownership interest in Fibre Marketing from a director of the Company. In Fiscal 2000, the Company sold a 13.2% interest in Fibre Marketing to Mehiel Enterprises, Inc., retaining a 25.0% ownership interest in Fibre Marketing. On July 17, 2000, Box USA Holdings, Inc. ("Box USA"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, in which the Company's Chief Executive Officer beneficially owns more than 10% of its outstanding capital stock, transferred 50.0% of its interest in Fibre Marketing to Mehiel Enterprises, Inc. Mehiel Enterprises, Inc. owns a 63.2% interest in Fibre Marketing. The Company accounted for its ownership interest in Fibre Marketing using the equity method. In Fiscal 2003, the Company sold its 25% interest in Fibre Marketing to an unrelated third party for $0.3 million which generated a gain of $0.2 million.

         On November 1, 2001, Fibre Marketing issued promissory notes to the Company for $1.2 million in the aggregate, in exchange for outstanding accounts receivable from Fibre Marketing, at an annual interest rate of 7.0% payable in 36 monthly installments. As of September 29, 2002, $0.9 million was due to the Company. In Fiscal 2003, Fibre Marketing repaid the remaining balance of the outstanding promissory notes.

         In Fiscal 2003, the Company purchased $13.6 million of corrugated containers from Box USA. In Fiscal 2003, the Company purchased $1.4 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of September 28, 2003 is $0.5 million due to Box USA. Other purchases from affiliates in Fiscal 2003 were not significant.

         In Fiscal 2003, the Company sold $9.0 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 28, 2003 is $1.0 million due from Fibre Marketing. Other sales to affiliates in Fiscal 2003 were not significant.

         In Fiscal 2002, the Company purchased $11.8 million of corrugated containers from Box USA and $1.1 million of travel services from Emerald Lady. Included in accounts payable as of September 29, 2002 is $1.0 million due to Box USA. Other purchases from affiliates in Fiscal 2002 were not significant.

         In Fiscal 2002, the Company sold $8.9 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 29, 2002 is $1.3 million due from Fibre Marketing. Other sales to affiliates in Fiscal 2002 were not significant.

         In Fiscal 2001, the Company purchased $7.6 million of corrugated containers from Box USA and $1.0 million of travel services from Emerald Lady. Included in accounts payable as of September 30, 2001 is $0.6 million due to Box USA. Other purchases from affiliates in Fiscal 2001 were not significant.

         In Fiscal 2001, the Company sold $7.7 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of September 30, 2001 is $2.0 million due from Fibre Marketing. Other sales to affiliates in Fiscal 2001 were not significant.

         In Fiscal 2001, the Company began leasing a facility in North Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. In Fiscal 2003, Fiscal 2002 and Fiscal 2001, rental payments under this lease were $1.5 million, $1.5 million and $1.4 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         In Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. In Fiscal 2003, Fiscal 2002 and Fiscal 2001 rental payments under this lease were $3.7 million, $3.7 million and $3.6 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Company's Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was $39,000, $67,000 and $33,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.


18.  LEASE COMMITMENTS

         The Company leases certain transportation vehicles, warehouse and office facilities and machinery and equipment under both cancelable and non-cancelable operating leases, most of which expire within ten years and may be renewed by the Company. The full amount of lease rental payments are charged to expense using the straight line method over the term of the lease. Rent expense under such arrangements was $60.9 million, $61.3 million and $60.7 million for Fiscal Years 2003, 2002 and 2001, respectively. Future minimum rental commitments under non-cancelable operating leases in effect at September 28, 2003 are as follows (in thousands):

                  Fiscal 2004            $   54,223
                  Fiscal 2005                52,377
                  Fiscal 2006                49,366
                  Fiscal 2007                47,278
                  Fiscal 2008                53,512
                  Thereafter                189,969
                                         ----------

                                         $  446,725
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

         The Company leases a warehouse facility in Williamsburg, Pennsylvania which is being accounted for as a capital lease. The term of this lease is 15 years, expiring in Fiscal 2005. The initial cost of the lease was $2.2 million. The future minimum lease payments are $0.1 million in Fiscal 2004 and Fiscal 2005. The present value of the future minimum lease payments is $0.2 million.


19.  BUSINESS INTERRUPTION CLAIM

         In Fiscal 2001, the Company experienced a casualty loss at its Somerville, Massachusetts facility. From January 2001 through September 29, 2002, the Company incurred $11.6 million of expenses associated with this casualty loss. As of September 29, 2002, the Company received $12.5 million reimbursement under the casualty and business interruption claim. The $0.9 million of proceeds in excess of the expenses, represents the net proceeds from the business interruption claim, which were recorded as a reduction to cost of sales in the fourth quarter of Fiscal 2002. In October 2002, the Company and its insurance provider agreed to a final settlement of this claim whereby the Company would receive an additional $3.8 million of business interruption proceeds. In Fiscal 2003, this amount had been received and recorded as a reduction of cost of sales, net of $0.2 million of expenses.


20.  RESTRUCTURING CHARGE

         In the quarter ended September 28, 2003, the Company established a restructuring reserve of $0.6 million resulting from the elimination of 18 salaried positions. The plan was approved by management on July 7, 2003 and announced to employees on July 11, 2003. In the fourth quarter of Fiscal 2003, the Company paid $0.3 million in severance payments. The remaining $0.3 million of severance payments will be paid in the first three quarters of Fiscal 2004. The $0.3 million reserve has been included in the "Other current liabilities" on the consolidated balance sheet as of September 28, 2003.

         In the quarter ended September 29, 2002, the Company established a restructuring reserve of $0.3 million in conjunction with the planned closure of the Company's Lafayette, Georgia facility from which 101 primarily manufacturing positions were eliminated. The plan was approved by management on September 24, 2002 and announced to employees on September 29, 2002. Severance payments of $0.1 million and $0.2 million of vacated building rent expense was paid in Fiscal 2003. The $0.3 million reserve has been included in the "Other current liabilities" on the consolidated balance sheet as of September 29, 2002.

         In the quarter ended June 30, 2002, the Company established a restructuring reserve of $1.6 million in conjunction with planned consolidation initiatives from which 475 primarily manufacturing positions were eliminated. The plan was approved by management on June 19, 2002 and announced to employees on June 28, 2002. In the fourth quarter of Fiscal 2002, the Company paid $1.0 million in severance payments. The remaining $0.6 million of severance payments was paid in Fiscal 2003. The $0.6 million reserve has been included in the "Other current liabilities" on the consolidated balance sheet as of September 29, 2002.

         In the quarter ended June 24, 2001, the Company established a restructuring reserve of $0.5 million in conjunction with the planned consolidation of the former administrative offices of Creative Expressions Group, Inc. in Indianapolis, Indiana into the Company's administrative offices in Oshkosh, Wisconsin. This consolidation included the elimination of approximately 40 positions. The plan was approved by management on October 30, 2000 and announced to employees on May 1, 2001. The effective date of the consolidation and elimination of positions was delayed until the fourth quarter of Fiscal 2001. Severance payments of $0.1 million were paid in the fourth quarter of Fiscal 2001.


21.  ASSET IMPAIRMENT EXPENSE

         In Fiscal 2003, the Company evaluated the usefulness of certain equipment no longer in use at facilities and wrote-off the remaining book value of $0.7 million to operations.

         In Fiscal 2002, the Company approved plans to close its Lafayette, Georgia facility. As a result, the Company evaluated the usefulness of certain equipment no longer in use at this facility and wrote-off the remaining book value of $0.6 million to operations.

         In Fiscal 2001, the Company approved plans to consolidate its Manchester, New Hampshire and Springfield, Missouri operations into other existing facilities throughout the Company. As a result, the Company evaluated the usefulness of certain equipment no longer in use at these facilities and wrote-off the remaining book value of $2.2 million to operations.


22.  OTHER (INCOME) EXPENSE, NET

         In the Fiscal 2003, the Company realized $10.1 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In addition, the Company realized $1.2 million from foreign currency transactions gains and $0.2 million from the sale of its 25% interest in Fibre Marketing. These gains were partially offset by (i) $0.8 million of costs associated with the opening of a mid-west distribution center, (ii) $0.7 million of costs associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities, (iii) $0.8 million of costs associated with the maintenance of non-operational facilities and (iv) $0.9 million of costs associated with the establishment of new information systems.

         In Fiscal 2002, the Company realized $10.2 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. Also, in Fiscal 2002, the Company recognized a $3.0 million gain associated with the sale of the Company's manufacturing facility in Manchester, New Hampshire. These gains were offset by (i) a $5.4 million write-off of the management services agreement between Sweetheart Holdings and SF Holdings, which had been assigned and assumed by Fonda in 1998, (ii) a $2.6 million write-off of assets related to business initiatives which were abandoned subsequent to the Merger, (iii) $6.9 million of costs in connection with the rationalization, consolidation and process improvement of the Company's manufacturing facilities and (iv) $0.5 million of additional costs of associated with the termination of the Lily-Tulip, Inc. Salary Retirement Plan.

         In Fiscal 2001, the Company realized $10.3 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. This amortization of the deferred gain was partially offset by $1.6 million in expenses associated with the relocation of a manufacturing facility from Somerville, Massachusetts to North Andover, Massachusetts.

23.  LOSS ON DEBT EXTINGUISHMENT

         In Fiscal 2003, in connection with the Exchange Offer, the Company charged $0.5 million to results of operations which amount represents the write-off of unamortized deferred financing fees associated with the Company's 12.0% Senior Subordinated Notes.

         In Fiscal 2002, in conjunction with the refinancing of the Company's Senior Credit Facility, the Company charged $1.8 million to results of operations which amount represents the write-off of unamortized deferred financing fees and redemption fees pertaining to such debt.


24.  EMPLOYEE BENEFIT AND POST-RETIREMENT HEALTH CARE PLANS

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

         The Company provides certain union and non-union employees with retirement and disability income benefits under defined benefit pension plans. Pension costs are based upon the actuarially determined normal costs plus interest on and amortization of the unfunded liabilities. The benefit for participants in certain of the Company's non-union pension plans are frozen. In Fiscal 1999, the assets and obligations of a pension plan for a number of the Company's union employees were transferred to a multi-employer pension plan resulting in a $0.2 million charge to income. The Company's policy has been to fund annually the minimum contributions required by applicable regulations. In Fiscal 2001, all assets of a discontinued pension plan were distributed in full settlement of the plan's obligations. A credit to income of $30,000 was recognized as a result of this settlement. In Fiscal 2001, the valuation date for the plan assets and the contributions was changed from September to June and resulted in no significant effect.

         A majority of the Company's employees are covered under a 401(k) defined contribution plan. Effective January 1, 2000, the Company provides a matching contribution of 100% on the first 2% of a participant's salary and 50% on the next 4% of a participant's salary. The Company's match is currently limited to participant contributions up to 6% of the participant's salaries. In addition, the Company is allowed to make discretionary contributions. Certain employees are covered under defined benefit plans. On December 31, 2001 the Fonda defined contribution plan was merged with and into the Sweetheart 401(k) plan. Costs charged against operations for this defined contribution plan were $6.1 million, $6.4 million and $6.8 million for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

         The Company also participates in a multi-employer pension plan for certain of its union employees. Contributions to this plan, at a defined rate per hour worked were $1.4 million in Fiscal 2003, $1.4 million in Fiscal 2002 and $1.0 million in Fiscal 2001.

         Net periodic cost for the Company's pension and other benefit plans consists of the following (in thousands):

                                                           Fiscal
                                           -------------------------------------
                                              2003         2002         2001
                                           -----------  -----------  -----------
Pension Benefits
Service cost                                $  1,151     $  1,277     $  1,449
Interest cost                                  5,655        5,403        5,122
Return on plan assets                         (5,821)      (6,081)      (5,988)
Net amortization and deferrals                   167          175         (111)
Amortization of transitional obligation         (198)        (172)        (174)
Additional amounts recognized                  1,142          635           66
Curtailment charge                                 -          734            -
                                            ---------    ---------    ---------
  Net periodic pension cost                 $  2,096     $  1,971     $    364
                                            =========    =========    =========
Other Benefits
Service cost                                $    979     $    822     $    818
Interest cost                                  2,714        2,762        3,220
Net amortization and deferrals                (1,396)        (799)        (799)
Amortization of transitional obligation           89           39           40
Net actuarial costs                             (588)      (1,356)      (1,051)
                                            ---------    ---------    ---------
  Net periodic benefit cost                 $  1,798     $  1,468     $  2,228
                                            =========    =========    =========

         The Company incurred a $0.7 million curtailment charge in Fiscal 2002 due to a reduction in workforce at the Springfield facility.

         The following table sets forth the change in benefit obligation for the Company's benefit plans (in thousands):

                                                      Pension Benefits                    Other Benefits
                                              --------------------------------  --------------------------------
                                               September 28,    September 29,    September 28,    September 29,
                                                   2003             2002             2003             2002
                                              ---------------  ---------------  ---------------  ---------------
Change in benefit obligation:
Benefit obligation at beginning of period        $  79,019        $  75,940        $  38,308        $  43,938
Service cost                                         1,151            1,277              979              822
Interest cost                                        5,655            5,403            2,714            2,762
Amendments                                               -                -           (4,540)               -
Actuarial loss or (gain)                            12,811              795           18,760              (82)
Participant contributions to the plan                  188              188                -                -
Benefits paid                                       (5,232)          (4,585)          (5,595)          (9,132)
Other                                                1,463                1            3,026                -
                                                 ----------       ----------       ----------       ----------
  Benefit obligation at end of year              $  95,055        $  79,019        $  53,652        $  38,308
                                                 ==========       ==========       ==========       ==========
Change in plan assets:
Fair value of plan assets at beginning of
  year                                           $  60,515        $  61,572        $       -        $       -
Actual return on plan assets                         1,749           (1,398)               -                -
Employer contributions to plan                       5,414            4,737            5,595            9,132
Participant contributions to plan                      188              188                -                -
Benefits paid                                       (5,232)          (4,585)          (5,595)          (9,132)
Other                                                1,485                1                -                -
                                                 ----------       ----------       ----------       ----------
  Fair value of plan assets at end of year       $  64,119        $  60,515        $       -        $       -
                                                 ==========       ==========       ==========       ==========


Funded status                                    $ (30,936)       $ (18,504)       $ (53,652)       $ (38,308)
Unrecognized prior service cost                      1,683            1,836           (5,516)          (4,805)
Unrecognized transition obligation                  (1,799)          (1,716)           1,056                -
Unrecognized loss (gain)                            34,634           18,499            7,632          (11,450)
                                                 ----------       ----------       ----------       ----------
  Net amount recognized                          $   3,582        $     115        $ (50,480)       $ (54,563)
                                                 ==========       ==========       ==========       ==========

         The following sets forth the amounts recognized in the Consolidated Balance Sheets (in thousands):

                                              Pension Benefits
                                     -------------------------------
                                      September 28,    September 29,
                                          2003             2002
                                     ---------------  --------------
Accrued benefit liability               $ (29,490)       $ (19,514)
Intangible asset                            1,683            1,813
Deferred income taxes                      12,555            7,126
Accrued other comprehensive loss           18,834           10,690
                                        ----------       ----------
  Net amount recognized                 $   3,582        $     115
                                        ==========       ==========


         The assumptions used in computing the preceding information are as follows:

                                                          Fiscal
                                --------------------------------------------------------
                                       2003               2002               2001
                                ------------------  -----------------  -----------------
Pension Benefits
Discount rate                    6.00%  to  6.25%         7.25%              7.38%
Rate of return on plan assets    8.75%  to  9.00%    8.00% to 10.00%    8.00% to 10.00%

Other Benefits
Discount rate                    6.00%  to  6.25%    7.00% to  8.00%    7.38% to 8.00%


         For measurement purposes, a 9.0% to 9.5% annual rate of increase in health care benefits was assumed for 2003. The rate is assumed to be 8.0% to 8.5% in Fiscal 2004, 7.0% to 7.5% in Fiscal 2005, 6.0% to 6.5% in Fiscal 2006,
5.0% to 5.5% in Fiscal 2007 and 5.0% to 4.5% thereafter.

         A one percentage point change in the assumed health care cost trend rate would have the following effects (in thousands):

                                  One Percentage     One Percentage
                                  Point Increase     Point Decrease
                                 ----------------   ----------------
Effect on accumulated post-
  retirement benefit obligation      $ 2,165           $ (1,892)
Effect on net periodic post-
  retirement benefit cost            $   234           $   (209)


25.  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

                                        September 28,       September 29,
                                            2003                2002
                                       ---------------     ---------------

Foreign currency translation
  adjustment                              $  (2,528)          $  (2,723)
Minimum pension liability
  adjustment                                (18,834)            (10,690)
                                          ----------          ----------
Accumulated other comprehensive loss      $ (21,362)          $ (13,413)
                                          ==========          ==========


26.  CONTINGENCIES


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


27.  SWEETHEART CUP COMPANY INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the only guarantor of the 12.0% Senior Notes, as amended. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and its subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                Consolidated Balance Sheet
                                                                    September 28, 2003
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

                     Assets
Current assets:
  Cash and cash equivalents                       $  10,447     $       -     $        -      $   10,447
  Cash in escrow                                         77             -              -              77
  Receivables                                       208,229             -        (49,738)        158,491
  Raw materials inventory                            63,048             -              -          63,048
  Work in progress inventory                         10,310             -              -          10,310
  Finished goods inventory                          147,075             -              -         147,075
  Assets held for sale                                    -         5,275              -           5,275
  Other current assets                               55,872         2,688         (2,688)         55,872
                                                  ----------    ----------    -----------     -----------
    Total current assets                            495,058         7,963        (52,426)        450,595

Property, plant and equipment, net                  240,975             -              -         240,975
Deferred income taxes                                33,852       (21,566)         9,736          22,022
Other assets                                         94,654       110,677       (110,677)         94,654
                                                  ----------    ----------    -----------     -----------

    Total assets                                  $ 864,539     $  97,074     $ (153,367)     $  808,246
                                                  ==========    ==========    ===========     ===========

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $ 121,619     $       -     $        -      $  121,619
  Other current liabilities                          96,835             -         (2,688)         94,147
  Current portion of long-term debt                 116,948             -              -         116,948
                                                  ----------    ----------    -----------     -----------
    Total current liabilities                       335,402             -         (2,688)        332,714

Long-term debt                                      286,931        49,738        (49,738)        286,931
Other liabilities                                   197,003             -        (65,177)        131,826
                                                  ----------    ----------    -----------     -----------

    Total liabilities                               819,336        49,738       (117,603)        751,471
                                                  ----------    ----------    -----------     -----------

Minority interest                                     2,403             -              -           2,403
                                                  ----------    ----------    -----------     -----------

Shareholder's equity:
  Class A Common Stock                                    -            10              -              10
  Class B Common Stock                                    -            44              -              44
  Additional paid-in capital                        123,717        78,095       (100,600)        101,212
  Accumulated deficit                               (59,555)      (30,813)        64,836         (25,532)
  Accumulated other comprehensive loss              (21,362)            -              -         (21,362)
                                                  ----------    ----------    -----------     -----------

    Total shareholder's equity                       42,800        47,336        (35,764)         54,372
                                                  ----------    ----------    -----------     -----------


    Total liabilities and shareholder's equity    $ 864,539     $  97,074     $ (153,367)     $  808,246
                                                  ==========    ==========    ===========     ===========

                                                                  Consolidated Balance Sheet
                                                                       September 29, 2002
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
                     Assets
Current assets:
  Cash and cash equivalents                       $   8,035     $       -     $        -      $    8,035
  Cash in escrow                                          -             -              -               -
  Receivables                                       199,512             -        (46,971)        152,541
  Raw materials inventory                            57,305             -              -          57,305
  Work in progress inventory                         11,197             -              -          11,197
  Finished goods inventory                          150,925             -              -         150,925
  Assets held for sale                                    -         5,275              -           5,275
  Other current assets                               56,577         2,551         (2,551)         56,577
                                                  ----------    ----------    -----------     -----------
    Total current assets                            483,551         7,826        (49,522)        441,855


Property, plant and equipment, net                  252,491             -              -         252,491
Deferred income taxes                                41,070       (20,927)         9,736          29,879
Other assets                                         96,618       106,450       (106,450)         96,618
                                                  ----------     ---------    -----------     -----------

    Total assets                                  $ 873,730     $  93,349     $ (146,236)     $  820,843
                                                  ==========    ==========    ===========     ===========

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $ 102,986     $       -     $        -      $  102,986
  Other current liabilities                          94,763             -         (2,551)         92,212
  Current portion of long-term debt                 119,853             -              -         119,853
                                                  ----------    ---------     -----------     -----------
    Total current liabilities                       317,602             -         (2,551)        315,051

Long-term debt                                      317,448        46,971        (46,971)        317,448
Other liabilities                                   199,781             -        (60,950)        138,831
                                                  ----------    ----------    -----------     -----------

    Total liabilities                               834,831        46,971       (110,472)        771,330
                                                  ----------    ----------    -----------     -----------

Minority interest                                     2,276             -              -           2,276
                                                  ----------    ----------    -----------     -----------

Shareholder's equity:
  Class A Common Stock                                    -            10              -              10
  Class B Common Stock                                    -            44              -              44
  Additional paid-in capital                        123,678        78,095       (100,600)        101,173
  Accumulated deficit                               (73,642)      (31,771)        64,836         (40,577)
  Accumulated other comprehensive loss              (13,413)            -              -         (13,413)
                                                  ----------    ----------    -----------     -----------
    Total shareholder's equity                       36,623        46,378        (35,764)         47,237
                                                  ----------    ----------    -----------     -----------


    Total liabilities and shareholder's equity    $ 873,730     $  93,349     $ (146,236)     $  820,843
                                                  ==========    ==========    ===========     ===========

                                                             Consolidated Statement of Operations
                                                                          Fiscal 2003
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                        $ 1,307,921    $       -     $        -     $ 1,307,921
Cost of sales                                      1,141,738            -              -       1,141,738
                                                 ------------   ----------    -----------    ------------

    Gross profit                                     166,183            -              -         166,183

Selling, general and administrative expenses         108,240            -              -         108,240
Restructuring charge                                     486            -              -             486
Asset impairment expense                                 721            -              -             721
Other income, net                                     (8,323)           -              -          (8,323)
                                                 ------------   ----------    -----------    ------------

    Operating income                                  65,059            -              -          65,059

Interest expense, net                                 40,894       (1,597)             -          39,297
Loss on debt extinguishment                              475            -              -             475
                                                 ------------   ----------    -----------    ------------

    Income before income tax and
    minority interest                                 23,690        1,597              -          25,287

Income tax expense                                     9,476          639              -          10,115
Minority interest in subsidiary                          127            -              -             127
                                                 ------------   ----------    -----------    ------------

    Net income                                   $    14,087    $     958     $        -     $    15,045
                                                 ============   ==========    ===========    ============

Other comprehensive income:

    Net income                                   $    14,087    $     958     $        -     $    15,045
    Foreign currency translation
      adjustment                                         195            -              -             195
    Minimum pension liability
      adjustment (net of income tax
      benefit of ($5,429))                            (8,144)           -              -          (8,144)
                                                 ------------   ----------    -----------    ------------

      Comprehensive income                       $     6,138    $     958     $        -     $     7,096
                                                 ============   ==========    ===========    ============

                                                             Consolidated Statement of Operations
                                                                          Fiscal 2002
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                        $ 1,283,547    $ 116,485     $ (116,485)    $ 1,283,547
Cost of sales                                      1,141,214      106,760       (117,710)      1,130,264
                                                 ------------   ----------    -----------    ------------

    Gross profit                                     142,333        9,725          1,225         153,283

Selling, general and administrative expenses         113,893          930              -         114,823
Restructuring charge                                   1,893            -              -           1,893
Asset impairment expense                                 593            -              -             593
Other expense, net                                       877            -          1,225           2,102
                                                 ------------   ----------    -----------    ------------

    Operating income                                  25,077        8,795              -          33,872

Interest expense, net                                 35,061        2,018              -          37,079
Loss on debt extinguishment                            1,798            -              -           1,798
                                                 ------------   ----------    -----------    ------------

    Income  (loss)  before income tax and
    minority interest                                (11,782)       6,777              -          (5,005)

Income tax  (benefit) expense                         (4,713)       2,711              -          (2,002)
Minority interest in subsidiary                          145            -              -             145
                                                 ------------   ----------    -----------    ------------

    Net income  (loss)                           $    (7,214)   $   4,066     $        -     $    (3,148)
                                                 ============   ==========    ===========    ============

Other comprehensive income (loss):

    Net income (loss)                            $    (7,214)   $   4,066     $        -     $    (3,148)
    Foreign currency translation
      adjustment                                        (912)           -              -            (912)
    Minimum pension liability
      adjustment (net of income tax
      benefit of ($3,166))                            (4,749)           -              -          (4,749)
                                                 ------------   ----------    -----------    ------------

    Comprehensive income (loss)                  $   (12,875)   $   4,066     $        -     $    (8,809)
                                                 ============   ==========    ===========    ============

                                                             Consolidated Statement of Operations
                                                                          Fiscal 2001
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                        $ 1,316,672    $ 237,595     $ (237,595)    $ 1,316,672
Cost of sales                                      1,166,458      217,788       (240,440)      1,143,806
                                                 ------------   ----------    -----------    ------------

    Gross profit                                     150,214       19,807          2,845         172,866

Selling, general and administrative expenses         111,277        1,954              -         113,231
Restructuring charge                                     504            -              -             504
Asset impairment expense                               2,244            -              -           2,244
Other income, net                                    (12,681)           -          2,845          (9,836)
                                                 ------------   ----------    -----------    ------------

    Operating income                                  48,870       17,853              -          66,723

Interest expense, net                                 34,806        4,113              -          38,919
                                                 ------------   ----------    -----------    ------------

    Income before income tax and
    minority interest                                 14,064       13,740              -          27,804

Income tax expense                                     5,724        5,496              -          11,220
Minority interest in subsidiary                           68            -              -              68
                                                 ------------   ----------    -----------    ------------

    Net income                                   $     8,272    $   8,244     $        -     $    16,516
                                                 ============   ==========    ===========    ============

Other comprehensive income:

    Net income                                   $     8,272     $  8,244     $        -     $    16,516
    Foreign currency translation
      adjustment                                        (393)           -              -            (393)
    Minimum pension liability
      adjustment  (net  of  income tax
      benefit of $(3,489))                            (5,234)           -              -          (5,234)
                                                 ------------   ----------    -----------    ------------

    Comprehensive income                         $     2,645    $   8,244     $        -     $    10,889
                                                 ============   ==========    ===========    ============

                                                                  Consolidated Statement of Cash Flows
                                                                               Fiscal 2003
                                                       ---------------------------------------------------------
                                                                                                    Sweetheart
                                                        Sweetheart    Sweetheart      Holdings       Holdings
                                                           Cup         Holdings     Elimination    Consolidated
                                                       ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities           $  57,852      $      -      $       -      $   57,852
                                                        ----------     ---------     ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment              (13,770)            -              -         (13,770)
  Due to/from SF Holdings                                       2             -              -               2
  Proceeds from sale of investment                            330             -              -             330
  Proceeds from sale of property, plant and equipment          65             -              -              65
                                                        ----------     ---------     ----------     -----------
    Net cash used in investing activities                 (13,373)            -              -         (13,373)
                                                        ----------     ---------     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repayments under credit  facilities                 (10,030)            -              -         (10,030)
  Repayment of other debt                                 (27,729)            -              -         (27,729)
  Borrowings                                                2,000             -              -           2,000
  Debt issuance costs                                      (6,231)            -              -          (6,231)
  Increase in cash escrow                                    (385)            -              -            (385)
  Decrease in cash escrow                                     308             -              -             308
                                                        ----------     ---------     ----------     -----------
    Net cash used in financing activities                 (42,067)            -              -         (42,067)
                                                        ----------     ---------     ----------     -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                  2,412             -              -           2,412

CASH AND CASH EQUIVALENTS, beginning of year                8,035             -              -           8,035
                                                        ----------     ---------     ----------     -----------

CASH AND CASH EQUIVALENTS, end of year                  $  10,447      $      -      $       -      $   10,447
                                                        ==========     =========     ==========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                       $  31,677      $      -      $       -      $   31,677
                                                        ==========     =========     ==========     ===========

    Income taxes received                               $  (3,121)     $      -      $       -      $   (3,121)
                                                        ==========     =========     ==========     ===========

                                                                    Consolidated Statement of Cash Flows
                                                                                 Fiscal 2002
                                                       ---------------------------------------------------------
                                                                                                     Sweetheart
                                                        Sweetheart    Sweetheart      Holdings        Holdings
                                                           Cup         Holdings     Elimination    Consolidated
                                                       ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash provided by operating activities           $  28,469      $ 88,148      $ (88,148)     $   28,469
                                                        ----------     ---------     ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment              (21,206)            -              -         (21,206)
  Due to/from SF Holdings                                     (64)            -              -             (64)
  Proceeds from sale of property, plant and equipment       5,284             -              -           5,284
                                                        ----------     ---------     ----------     -----------
    Net cash used in investing activities                 (15,986)            -              -         (15,986)
                                                        ----------     ---------     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                 200,254             -              -         200,254
  Repayments under credit  facilities                    (196,144)            -              -        (196,144)
  Repayment of  intercompany equipment financing                -       (88,148)        88,148               -
  Repayment of other debt                                  (9,633)            -              -          (9,633)
  Borrowings                                                2,000             -              -           2,000
  Debt issuance costs                                     (12,549)            -              -         (12,549)
  Increase in cash escrow                                  (4,589)            -              -          (4,589)
  Decrease in cash escrow                                   4,597             -              -           4,597
                                                        ----------     ---------     ----------     -----------
    Net cash used in financing activities                 (16,064)      (88,148)        88,148         (16,064)
                                                        ----------     ---------     ----------     -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                 (3,581)            -              -          (3,581)

CASH AND CASH EQUIVALENTS, beginning of year               11,616             -              -          11,616
                                                        ----------     ---------     ----------     -----------

CASH AND CASH EQUIVALENTS, end of year                  $   8,035      $      -      $       -      $    8,035
                                                        =========      =========     ==========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                       $  34,426      $      -      $       -      $   34,426
                                                        ==========     =========     ==========     ===========

    Income taxes paid                                   $     880      $      -      $      -       $      880
                                                        ==========     =========     ==========     ===========

                                                                    Consolidated Statement of Cash Flows
                                                                                 Fiscal 2001
                                                       ---------------------------------------------------------
                                                                                                    Sweetheart
                                                        Sweetheart    Sweetheart      Holdings       Holdings
                                                           Cup         Holdings     Elimination    Consolidated
                                                       ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash  provided by operating activities          $  13,774      $ 17,130      $ (17,130)     $   13,774
                                                        ----------     ---------     ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment              (31,701)            -              -         (31,701)
  Payment for business acquisition                        (40,665)            -              -         (40,665)
  Due to/from SF Holdings                                     543             -              -             543
  Proceeds from sale of property, plant and equipment         120             -              -             120
                                                        ----------     ---------     ----------     -----------
    Net cash used in investing activities                 (71,703)            -              -         (71,703)
                                                        ----------     ---------     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net borrowings under credit  facilities                  66,427             -              -          66,427
  Repayment of  intercompany equipment financing                -       (17,130)        17,130               -
  Repayments of other debt                                   (715)            -              -            (715)
  Debt issuance costs                                      (1,287)            -              -          (1,287)
  Increase in cash escrow                                     (17)            -              -             (17)
  Decrease in cash escrow                                     309             -              -             309
                                                        ----------     ---------     ----------     -----------
    Net cash provided by (used in)financing activities     64,717       (17,130)        17,130          64,717
                                                        ----------     ---------     ----------     -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                  6,788             -              -           6,788

CASH AND CASH EQUIVALENTS, beginning of year                4,828             -              -           4,828
                                                        ----------     ---------     ----------     -----------

CASH AND CASH EQUIVALENTS, end of year                  $  11,616      $      -      $       -      $   11,616
                                                        ==========     =========     ==========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                       $  37,070      $      -      $       -      $   37,070
                                                        ==========     =========     ==========     ===========

    Income taxes paid                                   $   2,484      $      -      $       -      $    2,484
                                                        ==========     =========     ==========     ===========


28.  SUBSEQUENT EVENT

         Pursuant to a preliminary offering circular, dated December 2, 2003, the Company is proposing to sell $100.0 million of senior secured notes in a private placement. In addition, the Company is selling $20.0 million of junior subordinated notes in a separate private placement. The proceeds of both offerings would be used to repay a portion of its Senior Credit Facility and to redeem all of its outstanding 12% Senior Notes due 2004. The senior secured notes would bear interest at a fixed rate that has not yet been determined and would mature in 2007. The junior subordinated notes, which would be purchased by International Paper Company, one of the Company's raw materials suppliers, would bear interest at the rate of 9-1/2% and would mature in 2008. The senior secured notes and the junior subordinated notes are being offered in private placements and will not be registered under the Securities Act of 1933. The Company intends to complete the private placements and debt repayments by December 31, 2003.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE




                                                                            Page

Independent Auditors' Report                                                66


Schedule II - Valuation and Qualifying Accounts                             67

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Sweetheart Holdings Inc.

         We have audited the consolidated financial statements of Sweetheart Holdings Inc. and subsidiaries (the "Company") as of September 28, 2003 and September 29, 2002, and for each of the three fiscal years in the period ended September 28, 2003, and have issued our report thereon dated December 5, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in the year ended September 28, 2003); such consolidated financial statements and report are included in this Form 10-K. Our audits also included the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
December 5, 2003

                                                                     SCHEDULE II


                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                Additions
                                                   ----------------------------------
                                       Balance at
                                        beginning    Charged to          Charged                         Balance at
                                           of        costs and          to other                           end of
          Classifications                period       expenses         accounts (1)     Deductions (2)     period
          ---------------              ----------  -------------    -----------------  ---------------  -----------
Allowance for Doubtful Accounts:
Fiscal 2003                             $  3,741     $ 1,503            $    (69)         $ (1,294)       $ 3,881
Fiscal 2002                                3,395       3,708              (3,308)              (54)         3,741
Fiscal 2001                                3,531       1,930              (1,077)             (989)         3,395


(1) Includes recoveries on accounts previously written-off, translation adjustments and reclassifications.
(2)      Accounts written-off.


                                       Balance at
                                        beginning                                                        Balance at
                                           of                  Additions                                   end of
          Classifications                period    Charged to costs and expenses (3)    Deductions (4)     period
          ---------------              ----------  ----------------------------------  ---------------  -----------
Inventory Allowances:
Fiscal 2003                             $ 10,776            $   1,126                    $  (2,512)       $ 9,390
Fiscal 2002                               12,744                2,506                       (4,474)        10,776
Fiscal 2001                               18,994                5,731                      (11,981)        12,744


(3)      Includes translation adjustments
(4)      Inventory written-off.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Owings Mills, State of Maryland, on December 11, 2003.

                                           SWEETHEART HOLDINGS INC.
                                           (Registrant)

                                            By: /s/  DENNIS MEHIEL
                                                ------------------
                                            Dennis Mehiel
                                            Chairman and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 11, 2003, by the following persons in the capacities indicated:

     Signature                                                   Title(s)

/s/ Dennis Mehiel                     Chairman and Chief Executive Officer
-----------------                     (Principal Executive Officer)
Dennis Mehiel

/s/ Thomas Uleau                      Chief Operating Officer and Vice Chairman
----------------
Thomas Uleau

/s/ Hans H. Heinsen                   Senior Vice President - Finance and Chief
-------------------                   Financial Officer (Principal Financial and
Hans H. Heinsen                       Accounting Officer)


/s/ John A. Catsimatidis              Director
------------------------
John A. Catsimatidis

/s/ Dennis Pilotti                    Director
------------------
Dennis Pilotti

/s/ G. William Seawright              Director
------------------------
G. William Seawright

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Dennis Mehiel, certify that:


1.   I have reviewed this annual report on Form 10-K of Sweetheart Holdings Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


     Date:  December 11, 2003               SWEETHEART HOLDINGS INC.
            -----------------               (Registrant)

                                            By: /s/  DENNIS MEHIEL
                                            ----------------------
                                            Dennis Mehiel
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



I, Hans H. Heinsen, certify that:


1.   I have reviewed this annual report on Form 10-K of Sweetheart Holdings Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this annual report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and
     c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



     Date:  December 11, 2003       SWEETHEART HOLDINGS INC.
            -----------------       (Registrant)

                                    By: /s/  HANS H. HEINSEN
                                        --------------------
                                    Hans H. Heinsen
                                    Senior Vice President - Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)