Form 10-Q
period 2003-12-28
SWEETHEART HOLDINGS INC \DE\
filed 2004-02-10
CIK 908141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 for the Thirteen Weeks Ended December 28, 2003

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

Yes [X] No [   ]


       The number of shares outstanding of the Registrant's common stock as of February 10, 2004:
Sweetheart Holdings Inc. Class A Common Stock, $0.01 par value- 1,046,000 shares Sweetheart Holdings Inc. Class B Common Stock, $0.01 par value- 4,393,200 shares

* The Registrant is the guarantor of $100 million of 9 1/2% Senior Secured Notes due 2007 of Sweetheart Cup Company Inc., a wholly owned subsidiary of the Registrant.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    December 28,       September 28,
                                                                        2003               2003
                                                                  ----------------   ----------------
                                                                      (Unaudited)
                             Assets
Current assets:
  Cash and cash equivalents                                           $   10,064        $   10,447
  Cash in escrow                                                              96                77
  Receivables, less allowances of $3,973 and $3,881                      149,035           158,491
  Inventories                                                            216,803           220,433
  Deferred income taxes                                                   24,168            24,207
  Assets held for sale                                                     5,275             5,275
  Other current assets                                                    30,885            31,665
                                                                      -----------       -----------
    Total current assets                                                 436,326           450,595

Property, plant and equipment, net                                       240,151           240,975
Deferred income taxes                                                     21,323            22,022
Spare parts                                                               13,789            13,310
Goodwill                                                                  41,232            41,232
Due from SF Holdings                                                      17,960            17,960
Other assets                                                              23,078            22,152
                                                                     ------------       -----------

    Total assets                                                      $  793,859        $  808,246
                                                                      ===========       ===========

              Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                    $  101,000        $  121,619
  Accrued payroll and related costs                                       40,948            44,192
  Other current liabilities                                               39,566            39,855
  Current portion of deferred gain on sale of assets                      10,100            10,100
  Current portion of long-term debt                                       16,649           116,948
                                                                      -----------       -----------
    Total current liabilities                                            208,263           332,714

Long-term debt                                                           399,630           286,931
Deferred gain on sale of assets                                           59,529            62,054
Other liabilities                                                         67,250            69,772
                                                                      -----------       -----------

    Total liabilities                                                    734,672           751,471
                                                                      -----------       -----------

Minority interest in subsidiary                                            2,442             2,403
                                                                      -----------       -----------

Commitments and contingencies  (See Notes)

Shareholder's equity:
  Class A Common Stock - Par value $.01 per share; 1,100,000 shares
    authorized; 1,046,000 shares issued and outstanding                       10                10
  Class B Common Stock - Par value $.01 per share; 4,600,000 shares
    authorized; 4,393,200 shares issued and outstanding                       44                44
  Additional paid-in capital                                             101,212           101,212
  Accumulated deficit                                                    (24,816)          (25,532)
  Accumulated other comprehensive loss                                   (19,705)          (21,362)
                                                                      -----------       -----------
    Total shareholder's equity                                            56,745            54,372
                                                                      -----------       -----------

    Total liabilities and shareholder's equity                        $  793,859        $  808,246
                                                                      ===========       ===========

          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (In thousands)



                                                                  For the Thirteen   For the Thirteen
                                                                    weeks ended        weeks ended
                                                                    December 28,       December 29,
                                                                        2003               2002
                                                                  ----------------   ----------------
Net sales                                                             $  321,561        $  320,345
Cost of sales                                                            279,859           284,477
                                                                      -----------       -----------

    Gross profit                                                          41,702            35,868

Selling, general and administrative expenses                              28,981            26,196
Other income, net                                                         (1,270)           (2,195)
                                                                      -----------       -----------

    Operating income                                                      13,991            11,867

Loss on debt extinguishment                                                2,354                 -
Interest expense, net of interest income of
  $91 and $37                                                             10,380             9,464
                                                                      -----------       -----------

    Income before income tax and minority interest                         1,257             2,403

Income tax expense                                                           502               961
Minority interest in subsidiary                                               39                14
                                                                      -----------       -----------

    Net income                                                        $      716        $    1,428
                                                                      ===========       ===========

Other comprehensive income (loss):

    Net income                                                        $      716        $    1,428
    Foreign currency translation adjustment                                   68              (167)
    Minimum pension liability adjustment (net
      of income tax of $1,059 and ($1,558))                                1,589            (2,337)
                                                                      -----------       -----------

    Comprehensive income (loss)                                       $    2,373        $   (1,076)
                                                                      ===========       ===========




          See accompanying Notes to Consolidated Financial Statements.

                    SWEETHEART HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  For the Thirteen   For the Thirteen
                                                                    weeks ended        weeks ended
                                                                    December 28,       December 29,
                                                                        2003               2002
                                                                  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                          $      716        $    1,428

  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                          8,439             7,841
    Amortization of deferred gain                                         (2,525)           (2,551)
    Gain on sale of property, plant and  equipment                           (16)                -
    Loss on debt extinguishment                                            2,354                 -
  Changes in operating assets and liabilities:
    Receivables                                                            9,456            10,400
    Inventories                                                            3,630            20,426
    Other current assets                                                     780             1,048
    Other assets                                                          (1,232)               87
    Accounts payable                                                     (20,619)          (30,371)
    Accrued payroll and related costs                                     (3,244)           (1,543)
    Other current liabilities                                               (287)            6,463
    Other liabilities                                                        128            (1,263)
    Other, net                                                              (169)              462
                                                                      -----------       -----------
      Net cash (used in) provided by operating  activities                (2,589)           12,427
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment                              (4,907)           (2,492)
  Proceeds from sale of property, plant and  equipment                        17                 -
                                                                      -----------       -----------
      Net cash  used in investing activities                              (4,890)           (2,492)
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repayments under revolving credit  facilities                       (6,195)           (5,965)
  Repayments of 12.0% Senior Notes                                       (93,825)                -
  Repayments of other debt                                                (8,120)           (2,026)
  Borrowings under the 91/2% Senior Secured Notes                        100,000                 -
  Borrowings under the 91/2% Junior Subordinated Note                     20,000                 -
  Debt issuance costs                                                     (4,745)             (277)
  Increase in cash escrow                                                   (239)              (94)
  Decrease in cash escrow                                                    220                87
                                                                      -----------       -----------
      Net cash provided by (used in) financing activities                  7,096            (8,275)
                                                                      -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                               (383)            1,660

CASH AND CASH EQUIVALENTS, beginning of period                            10,447             8,035
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                              $   10,064        $    9,695
                                                                      ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

      Interest paid                                                   $    7,904        $    3,367
                                                                      ===========       ===========

      Income taxes (received) paid                                    $      (18)       $       13
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

         The information included in the foregoing interim financial statements of the Company is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments and accruals) which the Company considers necessary for a fair presentation of the operating results for these periods. Results for the interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 28, 2003.

         On December 22, 2003, SF Holdings executed a definitive agreement for its acquisition by Solo Cup Company of Highland Park, Illinois ("Solo"). The consummation of the transaction is subject to customary conditions and regulatory approvals, including, but not limited to, Solo's receipt of financing. In connection with the transaction, all of the outstanding indebteness of the Company will be repurchased or redeemed.


(2)  EQUITY BASED COMPENSATION

         During Fiscal 2001, SF Holdings granted options to purchase shares of its common stock to certain employees of the Company. The options vest over a period of three years. Certain of the exercise prices of the options were below the fair market value of SF Holdings' common stock at the date of the grant. During the vesting period, these discounts of $0.3 million are being amortized as compensation expense and credited to additional paid-in capital. Amortization expense relating to SF Holdings' stock options was $10,000 for the thirteen weeks ended December 29, 2002.

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for SF Holdings stock options granted to employees of the Company. Had compensation costs for SF Holdings stock options been determined based on fair value at the option grant dates, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income during the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively, would have changed to the pro forma amount indicated below (in thousands):

                                 For the                      For the
                          Thirteen weeks ended         Thirteen weeks ended
                               December 28,                 December 29,
Net income (loss):                2003                         2002
                          --------------------         ---------------------
  As reported                   $   716                     $   1,428
  Pro forma                     $   716                     $   1,426

         The weighted average fair value of the SF Holdings stock options was $0.4 million in Fiscal 2001 estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero, risk-free interest rate of 2.75% and expected life of option grants of three years. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future pro forma effects.

(3)  INVENTORIES

         The components of inventories are as follows (in thousands):

                              December 28,          September 28,
                                  2003                   2003
                            ----------------     -------------------

Raw materials and supplies     $   57,477            $   63,048
Finished  products                149,694               147,075
Work in progress                    9,632                10,310
                               ----------            ----------

  Total inventories            $  216,803            $  220,433
                               ==========            ==========


(4)  DEBT

         On December 8, 2003 and December 16, 2003, Sweetheart Cup consummated in aggregate a $120 million debt refinancing, comprised of the issuance of a $20 million 9 1/2% junior subordinated note due 2008 to International Paper Company (the "9 1/2% Junior Subordinated Note") and $100 million of 9 1/2% senior secured notes due 2007 to institutional investors (the "9 1/2% Senior Secured Notes"), respectively. The proceeds from these offerings were used to repay a portion of the senior credit facility with Bank of America, N.A. (the "Senior Credit Facility"), and the balance has been used to redeem all of the outstanding $93.8 million of 12.0% Senior Notes due July 15, 2004 (the "12.0% Senior Notes") and to pay related fees and expenses, and for general corporate purposes. On December 16, 2003, the 12.0% Senior Notes were redeemed. During the thirteen weeks ended December 28, 2003, the Company recorded a $2.4 million loss on debt extinguishment which consisted of the write-off of unamortized deferred financing costs incurred in connection with the redemption of the 12.0% Senior Notes.

         Sweetheart Cup is the obligor with respect to the 9 1/2% Junior Subordinated Note. Interest on the 9 1/2% Junior Subordinated Note is payable semi-annually on November 15 and May 15 of each year, commencing on May 15, 2004. Sweetheart Cup may defer interest due on any interest payment date and such deferred interest shall become part of the principal amount due under such note; provided, however, that Sweetheart Cup may not defer such interest occurring  on or after  November  15,  2004 if payment in cash on such  interest payment date is not prohibited under any of Sweetheart Cup's existing indebtedness and the payment to be made pursuant to a certain warrant agreement with New Cup, LLC has bee paid in cash. Sweetheart Cup may redeem all or any of the 9 1/2% Junior Subordinated Note, in whole or in part, at any time on or after December 8, 2003, upon notice of at least 10 days but not more than 20 days before a redemption date, at a redemption price of 100% of principal amount plus accrued and unpaid interest. The 9 1/2% Junior Subordinated Note is subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The 9 1/2% Junior Subordinated Note contains various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the 9 1/2% Senior Secured Notes. Interest on the 9 1/2% Senior Secured Notes is payable quarterly on January 15, April 15, July 15, and October 15, commencing on April 15, 2004. Sweetheart Cup may redeem, at any time, all or a part of the 9 1/2% Senior Secured Notes upon notice not less than 30 days not more than 60 days prior to the redemption date, at a redemption price of 102% of principal amount plus accrued and unpaid interest on the 9 1/2% Senior Secured Notes redeemed to the applicable redemption date, declining to 100% six months prior to the maturity of the notes. The 9 1/2% Senior Secured Notes are senior secured obligations of Sweetheart Cup and rank equally with its existing and future senior debt, and senior to its existing and future subordinated debt. The 9 1/2% Senior Secured Notes and related guarantees are secured by a first priority lien on certain of Sweetheart Cup's property, plant and equipment, subject to certain permitted liens, located in Appleton Wisconsin, Augusta, Georgia, Glens Falls, New York, Goshen, Indiana, Oshkosh, Wisconsin, St. Albans, Vermont, El Cajon, California, Indianapolis, Indiana, Lakeland, Florida, and Williamsburg, Pennsylvania. The 9 1/2% Senior Secured Notes contain various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

         The Senior Credit Facility was amended on December 16, 2003, to, among other things, change the maturity date to August 1, 2006 and permanently reduce the maximum revolving credit borrowings to $205.0 million.


(5)  RELATED PARTY TRANSACTIONS

         All of the affiliates (other than Fibre Marketing Group, LLC ("Fibre Marketing"), the successor of Fibre Marketing Group, Inc., a waste recovery business and which is no longer an affiliate of the Company) referenced below are directly or indirectly under the common ownership of the Company's Chairman and Chief Executive Officer, Dennis Mehiel. The Company believes that the transactions entered into with related parties were negotiated on terms which are at least as favorable as it could have obtained from unrelated third parties and were negotiated on an arm's length basis.

         Pursuant to a Management Services Agreement, as amended, SF Holdings is entitled to receive from the Company an aggregate annual fee of $1.85 million, payable semi-annually, and is reimbursed for out-of-pocket expenses. Under this agreement, SF Holdings has the right, subject to the direction of the Company's Board of Directors, to manage the Company's day to day operations. The outstanding balance due to SF Holdings was $3.1 million at December 28, 2003 and $1.2 million at December 29, 2002, respectively.

         At December 29, 2002, the Company had a loan receivable from its Chief Executive Officer of $0.3 million plus accrued interest at 5.06%. In Fiscal 2003, the Company's Chief Executive Officer repaid the outstanding loan receivable. During the thirteen weeks ended December 29, 2002, the Company forgave $13,872 of interest associated with the loan to its Chief Executive Officer. At December 29, 2002, the Company had a loan receivable from its Chief Operating Officer of $0.1 million plus accrued interest at 5.39%. On February 28, 2003, the loan receivable was amended and the interest rate changed to the federal funds rate. At December 28, 2003, the loan receivable is $0.1 million plus accrued interest.

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

         During the thirteen weeks ended December 28, 2003, the Company purchased $3.5 million of corrugated containers from Box USA Holdings, Inc. ("Box USA"), a converter and seller of interior packaging, corrugated sheets and corrugated containers, in which the Company's Chief Executive Officer beneficially owns more than 10% of its outstanding capital stock. During the thirteen weeks ended December 28, 2003, the Company purchased $0.4 million of travel services from Emerald Lady, Inc, a company wholly owned by the Company's Chief Executive Officer ("Emerald Lady"). Included in accounts payable as of December 28, 2003 is $0.1 million due to Box USA.

         During the thirteen weeks ended December 28, 2003, the Company sold $2.1 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of December 28, 2003 is $0.5 million due from Fibre Marketing. In Fiscal 2003, the Company sold its 25% interest in Fibre Marketing to an unrelated third party for $0.3 million which generated a gain of $0.2 million.

         During the thirteen weeks ended December 29, 2002, the Company purchased $2.9 million of corrugated containers from Box USA. During the thirteen weeks ended December 29, 2002, the Company purchased $0.2 million of travel services from Emerald Lady. Included in accounts payable as of December 29, 2002 is $0.3 million due to Box USA.

         During the thirteen weeks ended December 29, 2002, the Company sold $2.0 million of scrap paper and plastic to Fibre Marketing. Included in accounts receivable as of December 29, 2002 is $1.1 million due from Fibre Marketing.

         In Fiscal 2001, the Company began leasing a facility in North Andover, Massachusetts from D&L Andover Property, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 50%. During the thirteen weeks ended December 28, 2003 and December 29, 2002, rental payments under this lease were $0.4 million, respectively. Annual rental payments under the 20-year lease are $1.5 million in the first year, escalating at a rate of 2% each year thereafter.

         In Fiscal 2000, the Company entered into a lease agreement with D&L Development, LLC, an entity in which the Company's Chief Executive Officer indirectly owns 47%, to lease a warehouse facility in Hampstead, Maryland. During the thirteen weeks ended December 28, 2003 and December 29, 2002, rental payments under this lease were $0.9 million, respectively. Annual rental payments under the 20-year lease are $3.7 million for the first 10 years of the lease and $3.8 million annually, thereafter.

         The Company leases a building in Jacksonville, Florida from the Company's Chief Executive Officer. Annual payments under the lease are $0.2 million plus annual increases based on changes in the Consumer Price Index ("CPI") through December 31, 2014. In addition, the Company's Chief Executive Officer can require the Company to purchase the facility for $1.5 million, subject to a CPI-based escalation, until July 31, 2006. In Fiscal 1998, the Company terminated its operations at this facility and is currently subleasing the entire facility. Rent expense, net of sublease income on the portion of the premises subleased was $5,000 and $10,000 during the thirteen weeks ended December 28, 2003 and December 29, 2002, respectively.


(6)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss are as follows (in thousands):

                                           December 28,       September 28,
                                               2003                  2003
                                         ----------------   -----------------

Foreign currency translation
  adjustment                               $   (2,460)         $  (2,528)
Minimum pension liability
  adjustment                                  (17,245)           (18,834)
                                           -----------         ----------
  Accumulated other comprehensive loss      $ (19,705)         $ (21,362)
                                            ==========         ==========


(7)  OTHER INCOME, NET

         During the thirteen weeks ended December 28, 2003, the Company realized $2.5 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In addition, the Company realized $0.1 million from foreign currency transactions gains. These gains were partially offset by (i) $0.8 million of costs associated with the Company's evaluation of strategic options, including, among other things, the sale of assets or the business, (ii) $0.4 million of costs associated with the settlement of a disputed lease, (iii) $0.1 million of costs associated with the maintenance of non-operational facilities.

         During the thirteen weeks ended December 29, 2002, the Company realized $2.6 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. This gain was partially offset by $0.3 million of costs associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities.


(8)  CONTINGENCIES

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

(9)  SWEETHEART CUP COMPANY  INC.

         All of the outstanding stock of Sweetheart Cup is owned by Sweetheart Holdings and thereby Sweetheart Holdings is the only guarantor of the 9 1/2% Senior Secured Notes. The guarantee is full and unconditional. The following financial information for Sweetheart Cup and its subsidiaries, Sweetheart Holdings and the Company is presented in accordance with Rule 3-10 of Regulation S-K (in thousands):

                                                                  Consolidated Balance Sheet
                                                                       December 28, 2003
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup        Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------

                     Assets
Current assets:
  Cash and cash equivalents                       $   10,064    $        -    $         -    $     10,064
  Cash in escrow                                          96             -              -              96
  Receivables                                        199,546             -        (50,511)        149,035
  Raw materials inventory                             57,477             -              -          57,477
  Work in progress inventory                           9,632             -              -           9,632
  Finished goods inventory                           149,694             -              -         149,694
  Assets held for sale                                     -         5,275              -           5,275
  Other current assets                                55,053         2,723         (2,723)         55,053
                                                  -----------   -----------   ------------   -------------
    Total current assets                             481,562         7,998        (53,234)        436,326

Property, plant and equipment, net                   240,151             -              -         240,151
Deferred income taxes                                 33,272       (21,685)         9,736          21,323
Other assets                                          96,059       111,712       (111,712)         96,059
                                                  -----------   -----------   ------------   -------------

    Total assets                                  $  851,044    $   98,025    $  (155,210)   $    793,859
                                                  ===========   ===========   ============   =============

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $  101,000    $        -    $         -    $    101,000
  Other current liabilities                           93,337             -         (2,723)         90,614
  Current portion of long-term debt                   16,649             -              -          16,649
                                                  -----------   -----------   ------------   -------------
    Total current liabilities                        210,986             -         (2,723)        208,263

Long-term debt                                       399,630        50,511        (50,511)        399,630
Other liabilities                                    192,991             -        (66,212)        126,779
                                                  -----------   -----------   ------------   -------------

    Total liabilities                                803,607        50,511       (119,446)        734,672
                                                  -----------   -----------   ------------   -------------

Minority interest                                      2,442             -              -           2,442
                                                  -----------   -----------   ------------   -------------

Shareholder's equity:
  Class A Common Stock                                     -            10              -              10
  Class B Common Stock                                     -            44              -              44
  Additional paid-in capital                         123,717        78,095       (100,600)        101,212
  Accumulated deficit                                (59,017)      (30,635)        64,836         (24,816)
  Accumulated other comprehensive loss               (19,705)            -              -         (19,705)
                                                  -----------   -----------   ------------   -------------
    Total shareholder's equity                        44,995        47,514        (35,764)         56,745
                                                  -----------   -----------   ------------   -------------

    Total liabilities and shareholder's equity    $  851,044    $   98,025    $  (155,210)   $    793,859
                                                  ===========   ===========   ============   =============

                                                                  Consolidated Balance Sheet
                                                                       September 28, 2003
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup        Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
                     Assets
Current assets:
  Cash and cash equivalents                       $   10,447    $        -    $         -    $     10,447
  Cash in escrow                                          77             -              -              77
  Receivables                                        208,229             -        (49,738)        158,491
  Raw materials inventory                             63,048             -              -          63,048
  Work in progress inventory                          10,310             -              -          10,310
  Finished goods inventory                           147,075             -              -         147,075
  Assets held for sale                                     -         5,275              -           5,275
  Other current assets                                55,872         2,688         (2,688)         55,872
                                                  -----------   -----------   ------------   -------------
    Total current assets                             495,058         7,963        (52,426)        450,595


Property, plant and equipment, net                   240,975             -              -         240,975
Deferred income taxes                                 33,852       (21,566)         9,736          22,022
Other assets                                          94,654       110,677       (110,677)         94,654
                                                  -----------   -----------   ------------   -------------

    Total assets                                  $  864,539    $   97,074    $  (153,367)   $    808,246
                                                  ===========   ===========   ============   =============

      Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $  121,619    $        -    $         -    $    121,619
  Other current liabilities                           96,835             -         (2,688)         94,147
  Current portion of long-term debt                  116,948             -              -         116,948
                                                  -----------   -----------   ------------   -------------
    Total current liabilities                        335,402             -         (2,688)        332,714


Long-term debt                                       286,931        49,738        (49,738)        286,931
Other liabilities                                    197,003             -        (65,177)        131,826
                                                  -----------   -----------   ------------   -------------

    Total liabilities                                819,336        49,738       (117,603)        751,471
                                                  -----------   -----------   ------------   -------------

Minority interest                                      2,403             -              -           2,403
                                                  -----------   -----------   ------------   -------------

Shareholder's equity:
  Class A Common Stock                                     -            10              -              10
  Class B Common Stock                                     -            44              -              44
  Additional paid-in capital                         123,717        78,095       (100,600)        101,212
  Accumulated deficit                                (59,555)      (30,813)        64,836         (25,532)
  Accumulated other comprehensive loss               (21,362)            -              -         (21,362)
                                                  -----------   -----------   ------------   -------------
    Total shareholder's equity                        42,800        47,336        (35,764)         54,372
                                                  -----------   -----------   ------------   -------------

    Total liabilities and shareholder's equity    $  864,539    $   97,074    $  (153,367)   $    808,246
                                                  ===========   ===========   ============   =============

                                                              Consolidated Statement of Income
                                                       For the Thirteen Weeks Ended December 28, 2003
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart     Holdings        Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                         $  321,561    $        -    $         -    $    321,561
Cost of sales                                        279,859             -              -         279,859
                                                  -----------   -----------   ------------   -------------

    Gross profit                                      41,702             -              -          41,702

Selling, general and administrative expenses          28,981             -              -          28,981
Other income, net                                     (1,270)            -              -          (1,270)
                                                  -----------   -----------   ------------   -------------

   Operating income                                   13,991             -              -          13,991

Loss on debt extinguishment                            2,354             -              -           2,354
Interest expense (income), net                        10,677          (297)             -          10,380
                                                  -----------   -----------   ------------   -------------

    Income before income tax and
    minority interest                                    960           297              -           1,257

Income tax  expense                                      383           119              -             502
Minority interest in subsidiary                           39             -              -              39
                                                  -----------   -----------   ------------   -------------

    Net income                                    $      538    $      178    $         -    $        716
                                                  ===========   ===========   ============   =============

Other comprehensive income:

    Net income                                    $      538    $      178    $         -    $        716
    Foreign currency translation
      adjustment                                          68             -              -              68
    Minimum pension liability
      adjustment (net of income
      tax of $1,059)                                   1,589             -              -           1,589
                                                  -----------   -----------   ------------   -------------

    Comprehensive income                          $    2,195    $      178    $         -    $      2,373
                                                  ===========   ===========   ============   =============

                                                              Consolidated Statement of Income
                                                       For the Thirteen Weeks Ended December 29, 2002
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                     Cup         Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
Net sales                                         $  320,345    $        -    $         -    $    320,345
Cost of sales                                        284,477             -              -         284,477
                                                  -----------   -----------   ------------   --------------

    Gross profit                                      35,868             -              -          35,868

Selling, general and administrative expenses          26,196             -              -          26,196
Other income, net                                     (2,195)            -              -          (2,195)
                                                  -----------   -----------   ------------   -------------

    Operating income                                  11,867             -              -          11,867

Interest expense (income), net                         9,829          (365)             -           9,464
                                                  -----------   -----------   ------------   -------------

    Income before income tax and
    minority interest                                  2,038           365              -           2,403

Income tax  expense                                      815           146              -             961
Minority interest in subsidiary                           14             -              -              14
                                                  -----------   -----------   ------------   -------------

    Net income                                    $    1,209    $      219    $         -    $      1,428
                                                  ===========   ===========   ============   =============

Other comprehensive income (loss):

    Net income                                    $    1,209    $      219    $         -    $      1,428
    Foreign currency translation
      adjustment                                        (167)            -              -            (167)
    Minimum pension liability
      adjustment   (net  of  income
      tax of ($1,558))                                (2,337)            -              -          (2,337)
                                                  -----------   -----------   ------------   -------------

    Comprehensive income (loss)                   $   (1,295)   $      219    $         -    $     (1,076)
                                                  ===========   ===========   ============   =============

                                                            Consolidated Statement of Cash Flows
                                                      For the Thirteen Weeks Ended December 28, 2003
                                                 ---------------------------------------------------------
                                                                                              Sweetheart
                                                  Sweetheart    Sweetheart      Holdings       Holdings
                                                      Cup        Holdings     Elimination    Consolidated
                                                 ------------  ------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net cash used in operating activities         $   (2,589)   $        -    $         -    $     (2,589)
                                                  -----------   -----------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to property, plant and equipment          (4,907)            -              -          (4,907)
  Proceeds from sale of property, plant
    and equipment                                         17             -              -              17
                                                  -----------   -----------   ------------   -------------
    Net cash used in investing activities             (4,890)            -              -          (4,890)
                                                  -----------   -----------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repayments under revolving
    credit facilities                                 (6,195)            -              -          (6,195)
  Repayment of 12.0% Senior Notes                    (93,825)            -              -         (93,825)
  Repayment of other debt                             (8,120)            -              -          (8,120)
  Borrowings under the 9 1/2% Senior
    Secured Notes                                    100,000             -              -         100,000
  Borrowings under the 9 1/2% Junior
    Subordinated Note                                 20,000             -              -          20,000
  Debt issuance costs                                 (4,745)            -              -          (4,745)
  Increase in cash escrow                               (239)            -              -            (239)
  Decrease in cash escrow                                220             -              -             220
                                                  -----------   -----------   ------------   -------------
    Net cash provided by financing activities          7,096             -              -           7,096
                                                  -----------   -----------   ------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (383)            -              -            (383)

CASH AND CASH EQUIVALENTS, beginning of period        10,447             -              -          10,447
                                                  -----------   -----------   ------------   -------------

CASH AND CASH EQUIVALENTS, end of period          $   10,064    $        -    $         -    $     10,064
                                                  ===========   ===========   ============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                 $    7,904    $        -    $         -    $      7,904
                                                  ===========   ===========   ============   =============

    Income taxes received                         $      (18)   $        -    $         -    $        (18)
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

  Net repayments under revolving
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
                                                  ===========   ===========   ============   =============


(10) SUBSEQUENT EVENT

         On January 15, 2004, the agreement for the sale of the Company's Somerville, Massachusetts facility was amended to, among other things, adjust the purchase price to $9.5 million. The closing of this sale occurred on February 3, 2004.


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

         The Company sells its products to institutional foodservice and consumer customers, including large national accounts, located throughout the United States, Canada and Mexico. The Company has developed and maintains long-term relationships with many of its customers. The Company's institutional foodservice customers include (i) major foodservice distributors, (ii) national accounts, including quick service restaurant chains and catering companies, and
(iii) schools, hospitals and (iv) other major institutions. The Company's consumer customers include (i) supermarkets, (ii) mass merchandisers, (iii) warehouse clubs, (iv) party good stores and (v) other retailers. The Company's food packaging customers include (i) national and regional dairies and (ii) food companies.

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

         Income taxes - The Company applies an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment of whether it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. The Company reviews its internal forecasted sales and pre-tax earnings estimates to make its assessment about the utilization of deferred tax assets. In the event, the Company determines that the future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. If that assessment changes, a charge or a benefit would be recorded on the income statement.

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


Recent Developments

         On January 15, 2004, the agreement for the sale of the Company's Somerville, Massachusetts facility was amended to, among other things, adjust the purchase price to $9.5 million. The closing of this sale occurred on February 3, 2004.


         On December 22, 2003, SF Holdings Group, Inc., the parent company of the Company, executed a definitive agreement for its acquisition by Solo Cup Company of Highland Park, Illinois ("Solo"). The consummation of the transaction is subject to customary conditions and regulatory approvals, including, but not limited to, Solo's receipt of financing. In connection with the transaction, all of the outstanding indebteness of the Company will be repurchased or redeemed.

         On December 8, 2003 and December 16, 2003, Sweetheart Cup consummated in aggregate a $120 million debt refinancing, comprised of the issuance of a $20 million 9 1/2% junior subordinated note due 2008 to International Paper Company (the "9 1/2% Junior Subordinated Note") and $100 million of 9 1/2% Senior Secured Notes due 2007 to institutional investors (the "9 1/2% Senior Secured Notes") , respectively. The proceeds from these offerings were used to repay a portion of the senior credit facility with Bank of America, N.A. (the "Senior Credit Facility"), and the balance has been used to redeem all of the outstanding $93.8 million of 12.0% Senior Notes due July 15, 2004 (the "12.0% Senior Notes") and to pay related fees and expenses, and for general corporate purposes. On December 16, 2003, the 12.0% Senior Notes were redeemed. During the thirteen weeks ended December 28, 2003, the Company recorded a $2.4 million loss on debt extinguishment which consisted of the write-off of unamortized deferred financing incurred costs in connection with the early redemption of the 12.0% Senior Notes.

         Sweetheart Cup is the obligor with respect to the 9 1/2% Junior Subordinated Note. Interest on the 9 1/2% Junior Subordinated Note is payable semi-annually on November 15 and May 15 of each year, commencing on May 15, 2004. Sweetheart Cup may defer interest due on any interest payment date and such deferred interest shall become part of the principal amount due under such note; provided, however, that Sweetheart Cup may not defer such interest occurring  on or after  November  15,  2004 if payment in cash on such  interest payment date is not prohibited under any of Sweetheart Cup's existing indebtedness and the payment to be made pursuant to a certain warrant agreement with New Cup, LLC has bee paid in cash. Sweetheart Cup may redeem all or any of the 9 1/2% Junior Subordinated Note, in whole or in part, at any time on or after December 8, 2003, upon notice of at least 10 days but not more than 20 days before a redemption date, at a redemption price of 100% of principal amount plus accrued and unpaid interest. The 9 1/2% Junior Subordinated Note is subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The 9 1/2% Junior Subordinated Note contains various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the 9 1/2% Senior Secured Notes. Interest on the 9 1/2% Senior Secured Notes is payable quarterly on January 15, April 15, July 15, and October 15, commencing on April 15, 2004. Sweetheart Cup may redeem, at any time, all or a part of the 9 1/2% Senior Secured Notes upon notice not less than 30 days not more than 60 days prior to the redemption date, at a redemption price of 102% of principal amount plus accrued and unpaid interest on the 9 1/2% Senior Secured Notes redeemed to the applicable redemption date, declining to 100% six months prior to the maturity of the notes. The 9 1/2% Senior Secured Notes are senior secured obligations of Sweetheart Cup and rank equally with its existing and future senior debt, and senior to its existing and future subordinated debt. The 9 1/2% Senior Secured Notes and related guarantees are secured by a first priority lien on certain of Sweetheart Cup's property, plant and equipment, subject to certain permitted liens, located in Appleton Wisconsin, Augusta, Georgia, Glens Falls, New York, Goshen, Indiana, Oshkosh, Wisconsin, St. Albans, Vermont, El Cajon, California, Indianapolis, Indiana, Lakeland, Florida, and Williamsburg, Pennsylvania. The 9 1/2% Senior Secured Notes contain various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

         The Senior Credit Facility was amended on December 16, 2003, to, among other things, change the maturity date to August 1, 2006 and permanently reduce the maximum revolving credit borrowings to $205.0 million.


Thirteen   Weeks   Ended   December 28, 2003   Compared  to Thirteen Weeks Ended
December 29, 2002

         Net sales increased $1.2 million, or 0.4%, to $321.5 million for the thirteen weeks ended December 28, 2003 compared to $320.3 million for the thirteen weeks ended December 29, 2002, reflecting a 3.5% increase in average realized sales prices and a 3.1% decrease in sales volume. In Fiscal 2003, the Company announced several price increases to food service customers which have resulted in higher average sales prices during the thirteen weeks ended December 28, 2003. As a direct consequence of the implementation of such price increases, the Company has experience a slight decrease in sales volume.

         Gross profit increased $5.8 million, or 16.2%, to $41.7 million for the thirteen weeks ended December 28, 2003 compared to $35.9 million for the thirteen weeks ended December 29, 2002. As a percentage of net sales, gross profit increased to 13.0% for the thirteen weeks ended December 28, 2003 from 11.2% for the thirteen weeks ended December 29, 2002. Gross profit increased as a result of an increase in average realized sales prices and lower raw material costs.

         Selling, general and administrative expenses increased $2.8 million, or 10.7%, to $29.0 million for the thirteen weeks ended December 28, 2003 compared to $26.2 million for the thirteen weeks ended December 29, 2002. This increase resulted primarily from (i) a $1.5 million increase in salaries, fringe benefits and other administrative costs, (ii) a $0.5 million increase in legal expenses and (iii) a $0.7 million increase in selling, broker, and promotional costs. These increases were partially offset by a $0.4 million decrease in depreciation expense.

         Other income, net decreased $0.9 million, or 40.9%, to $1.3 million for the thirteen weeks ended December 28, 2003 compared to $2.2 million for the thirteen weeks ended December 29, 2002. During the thirteen weeks ended December 28, 2003, the Company realized $2.5 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. In addition, the Company realized $0.1 million from foreign currency transactions gains. These gains were partially offset by (i) $0.8 million of costs associated with the Company's evaluation of strategic options, including, among other things, the sale of assets or the business, (ii) $0.4 million of costs associated with the settlement of a disputed lease and (iii) $0.1 million of costs associated with the maintenance of non-operational facilities. During the thirteen weeks ended December 29, 2002, the Company realized $2.6 million due to the amortization of the deferred gain in conjunction with a sale-leaseback transaction. This gain was partially offset by $0.3 million of costs associated with the rationalization, consolidation and improvement of the Company's manufacturing facilities.

         Operating income increased $2.1 million, or 17.6%, to $14.0 million for the thirteen weeks ended December 28, 2003 compared to income of to $11.9 million for the thirteen weeks ended December 29, 2002, due to the reasons stated above.

         Loss on debt extinguishment was $2.4 million for the thirteen weeks ended December 28, 2003 due to the write-off of unamortized deferred financing fees associated with the redemption of the 12.0% Senior Notes.

         Interest expense, net increased $0.9 million, or 9.5%, to $10.4 million for the thirteen weeks ended December 28, 2003 compared to $9.5 million for the thirteen weeks ended December 29, 2002. This increase is primarily attributed to increased amortization expense associated with the amortization of debt issuance costs.

         Income tax expense decreased $0.5 million, or 50.0%, to $0.5 million for the thirteen weeks ended December 28, 2003 compared to $1.0 million for the thirteen weeks ended December 29, 2002 as a result of a lower pre-tax income. The effective rates for the thirteen weeks ended December 28, 2003 and December 29, 2002 were 40%.

         Minority interest in subsidiary increased $25,000, to $39,000 for the thirteen weeks ended December 28, 2003 compared to $14,000 for the thirteen weeks ended December 29, 2002. This amount represents the Company's 20% ownership of Global Cup, S.A. De C.V. 's income.

         Net income decreased $0.7 million, or 50.0%, to $0.7 million for the thirteen weeks ended December 28, 2003 compared to $1.4 million for the thirteen weeks ended December 29, 2002, due to the reasons stated above.


Liquidity And Capital Resources

         Historically, the Company has relied on cash flows from operations and revolving credit borrowings to finance its working capital requirements and capital expenditures. During the thirteen weeks ended December 28, 2003, the Company funded its capital expenditures primarily from borrowings under its revolving credit facility. The Company expects to fund its capital expenditures for the remainder of Fiscal 2004 from a combination of cash generated from operations, funds generated from asset sales and revolving credit borrowings.

         Net cash used in operating activities during the thirteen weeks ended December 28, 2003 was $2.6 million compared to net cash provided by operating activities of $12.4 million during the thirteen weeks ended December 29, 2002. This decrease primarily resulted from inventories remaining relatively constant during the thirteen weeks ended December 28, 2003 as compared to a significant decrease in inventories during the thirteen weeks ended December 29, 2002.

         Net cash used in investing activities during the thirteen weeks ended December 28, 2003 was $4.9 million compared to $2.5 million during the thirteen weeks ended December 29, 2002. This increase is primarily due to increased capital expenditures during the thirteen weeks ended December 28, 2003.

         Net cash provided by financing activities during the thirteen weeks ended December 28, 2003 was $7.1 million compared to net cash used in financing activities of $8.3 million during the thirteen weeks ended December 29, 2002. This increase resulted primarily from net proceeds received from the issuance of the 9 1/2% Senior

Secured Notes and the 9 1/2% Junior Subordinated Note which was partially offset by the repayment of the 12.0% Senior Notes and a portion of the Senior Credit Facility and higher debt issuance costs.

         Working capital increased $110.2 million to $228.1 million at December 28, 2003 from $117.9 million at September 28, 2003. This increase resulted from current liabilities decreasing $124.5 million which was offset by current assets decreasing $14.3 million. The decrease in current liabilities resulted primarily from a decrease in accounts payable and a decrease in the current portion of long-term debt due to the refinancing of the 12.0% Senior Notes.

         Capital expenditures during the thirteen weeks ended December 28, 2003 were $4.9 million compared to $2.5 million during the thirteen weeks ended December 29, 2002. Capital expenditures during the thirteen weeks ended December 28, 2003 included $3.3 million for new production equipment and $1.6 million for primarily routine capital improvements. Funding during the thirteen weeks ended December 28, 2003 for capital expenditures was primarily provided by cash from revolving credit borrowings. For the remainder of Fiscal 2004, the Company intends to rely on cash provided by operations, the sale of assets and revolving credit borrowings for its capital expenditures.

         Sweetheart Cup is the obligor with respect to the 9 1/2% Junior Subordinated Note. Interest on the 9 1/2% Junior Subordinated Note is payable semi-annually on November 15 and May 15 of each year, commencing on May 15, 2004. Sweetheart Cup may defer interest due on any interest payment date and such deferred interest shall become part of the principal amount due under such note; provided, however, that Sweetheart Cup may not defer such interest occurring  on or after  November  15,  2004 if payment in cash on such  interest payment date is not prohibited under any of Sweetheart Cup's existing indebtedness and the payment to be made pursuant to a certain warrant agreement with New Cup, LLC has bee paid in cash. Sweetheart Cup may redeem all or any of the 9 1/2% Junior Subordinated Note, in whole or in part, at any time on or after December 8, 2003, upon notice of at least 10 days but not more than 20 days before a redemption date, at a redemption price of 100% of principal amount plus accrued and unpaid interest. The 9 1/2% Junior Subordinated Note is subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility. The 9 1/2% Junior Subordinated Note contains various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

         Sweetheart Cup is the obligor and Sweetheart Holdings the guarantor with respect to the 9 1/2% Senior Secured Notes. Interest on the 9 1/2% Senior Secured Notes is payable quarterly on January 15, April 15, July 15, and October 15, commencing on April 15, 2004. Sweetheart Cup may redeem, at any time, all or a part of the 9 1/2% Senior Secured Notes upon notice not less than 30 days not more than 60 days prior to the redemption date, at a redemption price of 102% of principal amount plus accrued and unpaid interest on the 9 1/2% Senior Secured Notes redeemed to the applicable redemption date, declining to 100% six months prior to the maturity of the notes. The 9 1/2% Senior Secured Notes are senior secured obligations of Sweetheart Cup and will rank equally with its existing and future senior debt, and senior to its existing and future subordinated debt. The 9 1/2% Senior Secured Notes and related guarantees are secured by a first priority lien on certain of Sweetheart Cup's property, plant and equipment, subject to certain permitted liens, located in Appleton Wisconsin, Augusta, Georgia, Glens Falls, New York, Goshen, Indiana, Oshkosh, Wisconsin, St. Albans, Vermont, El Cajon, California, Indianapolis, Indiana, Lakeland, Florida, and Williamsburg, Pennsylvania. The 9 1/2% Senior Secured Notes contain various covenants which prohibit, or limit, among other things, change of control, asset sales, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, make any restrictive investments, the issuance of disqualified stock, the creation of additional liens, certain transactions with affiliates, and certain other business activities.

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

         The Senior Credit Facility was amended on December 16, 2003 to, among other things, change the maturity date to August 1, 2006 and permanently reduce the maximum revolving credit borrowings to $205.0 million. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. During the thirteen weeks ended December 28, 2003, the weighted average annual interest rate for the Senior Credit Facility was 3.64%. The indebtness of Sweetheart Cup under the Senior Credit Facility is guaranteed by Sweetheart Holdings and secured by a first priority perfect security interest in accounts receivable, inventory, general intangibles and certain other assets. The fee for outstanding letters of credit is 2.00% per annum and there is a commitment fee of 0.375% per annum on the daily average unused amount of the commitments. As of December 28, 2003, $46.7 million was available under the Senior Credit Facility. As of December 28, 2003, LIBOR was 1.12% and the bank's base rate was 4.50%.

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

         The Company's Canadian subsidiary has a credit agreement (the "Canadian Credit Facility") which provides for a term loan and a credit facility with a maximum credit borrowing of Cdn $30 million (approximately US $23.0 million) subject to borrowing base limitations and satisfaction of other conditions of borrowing. The term borrowings are payable quarterly through May 2004. Both the revolving credit and term loan borrowings have a final maturity date of June 15, 2004. The Canadian Credit Facility is secured by all existing and thereafter acquired real and personal tangible assets of the Company's Canadian subsidiary and net proceeds on the sale of any of the foregoing. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit facility and an index rate plus 2.00% with respect to the term loan borrowings. During the thirteen weeks ended December 28, 2003, the weighted average annual interest rate for the Canadian Credit Facility was 4.85%. As of December 28, 2003, Cdn $1.0 million (approximately US $0.8 million) was available under the revolving facility and the term loan balance was Cdn $9.6 million (approximately US $7.4 million) under the Canadian Credit Facility.

         In Fiscal 1997, the Company issued $120.0 million 9 1/2% Senior Subordinated Notes due March 1, 2007 with interest payable semi-annually (the "9 1/2% Senior Subordinated Notes"). Payment of the principal and interest is subordinate in right to payment of all of the Company's senior debt, including borrowings under the Senior Credit Facility. the Company may, at its election, redeem the 9 1/2% Senior Subordinated Notes at any time after March 1, 2002 at a redemption price equal to a percentage (104.750% after March 1, 2002 and declining in annual steps to 100% after March 1, 2005) of the principal amount thereof plus accrued interest. The 9 1/2% Senior Subordinated Notes provide that upon the occurrence of a change of control (as defined therein), the holders thereof will have the option to require the redemption of the notes at a redemption price equal to 101% of the principal amount thereof plus accrued interest. The 9 1/2% Senior Subordinated Notes are subordinated in right of payment to the prior payment in full of all of the Company's senior debt, including borrowings under the Senior Credit Facility. In addition, the obligations under the June 1, 2000 lease between the Company and State Street are secured by a significant portion of the Company's existing property, plant and equipment. The 9 1/2% Senior Subordinated Notes contain various covenants which prohibit, or limit, among other things, asset sales, change of control, dividend payments, equity repurchases or redemption, the incurrence of additional indebtedness, the issuance of disqualified stock, certain transaction with affiliates, the creation of additional liens and certain other business activities.

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

         The following summarizes the Company's contractual obligations at December 28, 2003, and the effect such obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                                                      Payments Due in Fiscal
                     ------------------------------------------------------------------------------------
                       Total      2004       2005      2006       2007       2008      2009    Thereafter
                     ---------  --------  ---------  --------  ---------   --------  --------  ----------
Non-cancelable
  operating
  leases             $ 437,672  $ 43,274  $  52,979  $ 49,975  $  47,677   $ 46,170  $ 45,198  $  152,399
Long-term debt         416,089    16,426    124,611       612    253,240     20,200       200         800
Capital leases             190        93         97         -          -          -         -           -
                     ---------  --------  ---------  --------  ---------   --------  --------  ----------
Total obligations    $ 853,951  $ 59,793  $ 177,687  $ 50,587  $ 300,917   $ 66,370  $ 45,398  $  153,199
                     =========  ========  =========  ========  =========   ========  ========  ==========

         The Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage of types and in amounts which the Company believes to be adequate and believes that the Company is not presently a party to any litigation, the outcome of which could reasonably be expected to have a material adverse effect on its financial condition or results of operations.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with its variable rate debt. All borrowing under the Senior Credit Facility and Canadian Credit Facility, each of which contains a revolving and term credit facility, bear interest at a variable rate. Borrowings under the Senior Credit Facility, at the Company's election, bear interest at either (i) a bank's base rate revolving loan reference rate plus 0.5% or (ii) LIBOR plus 2.5%. Borrowings under the Canadian Credit Facility bear interest at an index rate plus 1.75% with respect to the revolving credit borrowings and an index rate plus 2.00% with respect to the term loan borrowings. As of December 28, 2003, the outstanding indebtedness under the Senior Credit Facility was $152.7 million and Canadian Credit Facility was $15.9 million in U.S. dollars. As of December 28, 2003, $46.7 million was available under the Senior Credit Facility and Cdn $1.0 million (approximately US $0.8 million) was available under the Canadian Credit Facility. Based upon these amounts, the annual net income would change by approximately $1.0 million for each one percentage point change in the interest rates applicable to the variable rate debt. The level of the exposure to interest rate movements may fluctuate significantly as a result of changes in the amount of indebtedness outstanding under the revolving credit facilities.

Item 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures:

         The Company carried out an evaluation, under the supervision and the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end the period covered by this report. Based on this evaluation, the Company's chief executive officer and chief financial officer have concluded that its disclosure controls and procedures were effective at the end of the period covered by this report.

         (b) Change in internal control over financial reporting:

         There were no significant changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

         (b) Reports on Form 8-K:
             A report on Form 8-K was filed on December 5, 2003 under Item 5 and Item 12.
             A  report  on Form 8-K was filed on December 24, 2003 under Item 5.
             A report on Form 8-K was filed on February 6, 2004 under Item 5 and Item 12.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its duly authorized officer and principal financial officer.



                                            SWEETHEART HOLDINGS INC.
                                            (registrant)

Date:  February 10, 2004                    By:  /s/ Hans H. Heinsen
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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarter covered by this report based on such evaluation; and
          c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  February 10, 2004                    SWEETHEART HOLDINGS INC.
       -----------------
                                            (Registrant)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarter covered by this report based on such evaluation; and
          c) Disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: February 10, 2004                     SWEETHEART HOLDINGS INC.
      -----------------
                                            (Registrant)

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